Form 10-Q
period 2007-06-30
LIBERTY RENEWABLE FUELS LLC
filed 2007-08-14
CIK 1373025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 333-140098

LIBERTY RENEWABLE FUELS LLC

(Exact name of registrant as specified in its charter)

Delaware	20-5284919
State or other jurisdiction of incorporation or organization	I.R.S. Employer Identification Number

3508 E. M-21, Corunna, Michigan 48817

(Address of principal executive offices)

(989) 743-1042

(Registrant’s telephone number, including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒

As of June 6, 2007, there were 4,635 units of Liberty Renewable Fuels LLC outstanding.

Liberty Renewable Fuels, LLC

(A Development Stage Company)

Condensed Balance Sheets

	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current Assets
Cash in Bank and Savings	$1,695,595	$3,283,199
Prepaid Expenses	11,632	8,546

Total Current Assets	1,707,227	3,291,745

Fixed Assets
Software and Office Equipment, net of accumulated amortization and deprecation of $462 at 6/30/07	11,752	2,935
Construction in Progress	11,061,341	1,266,979
Land	3,059,877	3,059,800

Total Fixed Assets	14,132,970	4,329,714

Other Assets
Deposits	384,315	37,000
Deferred Acquisition Costs	73,237	—
Deferred Offering Costs	690,901	259,650
Loan Origination Fees	25,000	—

Total Other Assets	1,173,453	296,650

Total Assets	$17,013,650	$7,918,109

LIABILITIES AND MEMBERS' EQUITY

Current Liabilities
Accounts Payable	$1,421,809	$216,715
Land Contracts Payable	475,000	623,230
Settlement Payable	350,000	350,000
Accrued Interest Payable	14,250	—

Total Current Liabilities	2,261,059	1,189,945

Commitments and Contingencies—See Note
MEMBERS' EQUITY

Members' Equity
Issued Membership Units 1,241 units @ $2,250	2,792,250	2,792,250
Subscribed Membership Units 1,300 @ $4,000, less offering costs of $141,693	—	5,058,307
Issued Membership Units 3,394 @ $4,000, less offering costs of $141,693	13,434,307	—
Paid in Capital	913,238	412,384
Deficit Accumulated during Development Stage	(2,387,204)	(1,534,777)

Total Members' Equity	14,752,591	6,728,164

Total Liabilities and Members' Equity	$17,013,650	$7,918,109

*Notes to the Financial Statements are an integral part of this Statement.*

Liberty Renewable Fuels, LLC

(A Development Stage Company)

Condensed Statements of Operations

	Six Months Ended June 30, 2007	Three Months Ended June 30, 2007	From Inception (June 21, 2006) to June 30, 2006	From Inception (June 21, 2006) to June 30, 2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$—	$—	$—	$—

Operating Expenses
Professional fees	363,653	122,761	—	777,857
Organizational	24,081	3,243	155,757	215,927
General and Administrative	599,092	314,474	—	1,062,846
Settlement	—	—	520,000	520,000

Total	986,826	440,478	675,757	2,576,630

Operating Loss	(986,826)	(440,478)	(675,757)	(2,576,630)

Other Income (Expense)
Interest Income	134,298	34,278	399	189,125
Other	101	101	—	301

Total	134,399	34,379	399	189,426

Net Loss	(852,427)	(406,099)	(675,358)	(2,387,204)

Net Loss Per Weighted Average Unit—Basic and Diluted 4,491 Units 4,635 Units 76 Units and 2,942 Units, Respectively	$(190)	$(88)	$(8,886)	$(811)

*Notes to the Financial Statements are an integral part of this Statement.*

Liberty Renewable Fuels, LLC

(A Development Stage Company)

Condensed Statement of Changes in Members' Equity

From Inception (June 21, 2006) to June 30, 2007

	Membership Units		Subscribed Membership Units		Paid-In Capital	Deficit Accumulated During Development Stage	Total
	Units	Amount	Units	Amount
Balance—June 21, 2006 (Date of Inception)	—	—	—	—	—	—	—
Membership Units Issued for Cash	1,241	2,792,250	—	—	—	—	2,792,250
Membership Units Subscribed for Cash (less offering costs of $141,693)	—	—	1,300	5,058,307	—	—	5,058,307
Share Based Compensation	—	—	—	—	412,384	—	412,384
Net Loss	—	—	—	—	—	(1,534,777)	(1,534,777)

Balance—December 31, 2006	$1,241	2,792,250	1,300	$5,058,307	$412,384	$(1,534,777)	$6,728,164

Previous Subscribed Now Issued (less offering costs of $141,693)	1,300	5,058,307	(1,300)	(5,058,307)	—	—	—
Membership Units Issued for Cash	2,094	8,376,000	—	—	—	—	8,376,000
Share Based Compensation	—	—	—	—	500,854	—	500,854
Net Loss	—	—	—	—	—	(852,427)	(852,427)

Balance—June 30, 2007	4,635	$16,226,557	—	$—	$913,238	$(2,387,204)	$14,752,591

*Notes to the Financial Statements are an integral part of this Statement.*

Liberty Renewable Fuels, LLC

(A Development Stage Company)

Condensed Statements of Cash Flows—Indirect Method

		From Inception	From Inception
	Six Months Ended June 30, 2007	(June 21, 2006) to June 30, 2006	(June 21,2006) to June 30, 2007
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(852,427)	$(675,358)	$(2,387,204)
Adjustments to reconcile net loss to net cash used in operating activities:
Share Based Compensation Expense	500,854	—	913,238
Amortization and Depreciation	462	—	462

Change in:
Prepaid Expenses	(3,086)	—	(11,632)
Accounts Payable and Accrued Interest	(157,513)	—	(129,177)
Other Payables	—	500,000	350,000

NET CASH USED IN OPERATING ACTIVITIES	(511,710)	(175,358)	(1,264,313)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for Construction in Progress	(8,571,433)	—	(9,663,412)
Payments for Land Options	—	—	(2,686)
Purchase of Office Equipment and Computer Software	(9,279)	—	(12,214)
Purchase of Conservation Development Easement	—	—	(50,000)
Purchase of Land	(77)	—	(1,918,493)
Increase in Deposit	(347,315)	—	(384,315)
Deferred Acquisition Costs	(73,237)	—	(73,237)

NET CASH USED IN INVESTING ACTIVITIES	(9,001,341)	—	(12,104,357)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on Land Contract	(148,230)	—	(613,698)
Deferred Offering Costs	(277,323)	—	(523,594)
Loan Origination Fees	(25,000)		(25,000)
Payments for Offering Costs	—	—	(141,693)
Sales and Subscriptions of Membership Units	8,376,000	185,000	16,368,250

NET CASH PROVIDED BY FINANCING ACTIVITIES	7,925,447	185,000	15,064,265

NET INCREASE (DECREASE) IN CASH	(1,587,604)	9,642	1,695,595
CASH AT BEGINNING OF PERIOD	3,283,199	—	—

CASH AT END OF PERIOD	$1,695,595	$9,642	$1,695,595

NON CASH INVESTING ACTIVITIES AND FINANCING ACTIVITIES
Land Acquired by Land Contract	$—	$—	$1,088,698
Deferred Offering Costs Included in Accounts Payable	153,928	—	153,928
Construction in Progress Costs Included in Accounts Payable	1,222,929	—	1,222,929

SUPPLEMENTAL DISCLOSURE—Interest Paid	$5,942	$—	$20,474

*Notes to the Financial Statements are an integral part of this Statement.*

LIBERTY RENEWABLE FUELS LLC

(A DEVELOPMENTAL STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures that would substantially duplicate those contained in the most recent annual report included in the S-1 Registration Statement. The financial statements as of June 30, 2007 and for the interim periods ended June 30, 2007 and June 30, 2006 are unaudited and include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 2006 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in such audited financial statements.

Securities and Exchange Commission Filing

The Company has prepared and filed a Form S-1 Registration Statement with the Securities and Exchange Commission (SEC) for a minimum of 10,000 membership units up to a maximum of 20,000 membership units for sale at $5,000 per unit with a minimum of four units per investor. The offering will be open for up to one year from its effective date (June 7, 2007) unless closed sooner by the Company. See note 2 for further discussion on Members’ Equity.

Nature of Business

Liberty Renewable Fuels, LLC (a development stage Delaware limited liability company) (the “Company”) to be located near Ithaca, Michigan, was organized to pool investors to build a 110 million gallon natural gas powered ethanol plant. As of June 30, 2007, the Company is in the development stage with its efforts being principally devoted to organizational and equity raising activities. The Company has entered into an agreement with it’s builder ICM of Colwich, Kansas, to construct it’s facility. The Company has signed an agreement with a design builder to design and build the balance of the project beyond the actual plant itself. The Company has closed on all the land necessary for the entire project. The Company also has agreements in place to originate over half of the corn necessary to run the plant at name plate capacity. The balance of the corn necessary to run the plant is expected to come primarily from on farm storage and other local elevators. However, there are many risks related to the project. The Company’s ability to construct the ethanol plant is dependent upon obtaining adequate equity and debt financing and many other factors including risks related to regulation and governmental action and construction risks. The Company also will be subject to risks related to ethanol production and the ethanol industry. These risks may impact whether or not the company will be able to begin ethanol production and continue as a going concern.

Cash Held in Escrow

Investments received from the Form S-1 registration statement offering will be held in escrow until the earliest of: (1) the Company’s receipt of $50,000,000 or more in gross offering proceeds for fully-paid units and written debt financing commitments providing for sufficient debt financing, which combined with the offering proceeds and the $16,368,250 the Company raised in previous private placement offerings, would at least equal the estimated total project cost; (2) one year from the effective date of the registration statement, which was June 7, 2007; or (3) the Company’s termination of the offering. Funds held in escrow will be promptly returned to the investors if the Company does not receive written debt financing commitments sufficient to release funds from escrow by June 7, 2008.

Purchase of Assets

The Company purchased all of the assets and assumed all of the liabilities of Liberty Renewable Fuels, L.L.C., a Michigan limited liability company (“Liberty Michigan”), in July 2006. Liberty Michigan was originally formed on February 13, 2006 for the purpose of building an ethanol plant in Central Michigan. Liberty Michigan was dissolved by its Board of Managers effective October 1, 2006 following the purchase of all of its assets by the Company. The cost of the purchase was $170,000 and was paid for with proceeds from prior equity financing. The operations of Liberty Michigan have been included in the June 2006 financials of the Company since it was determined to be a predecessor entity.

REC Settlement

As part of the acquisition of assets from Liberty Michigan in July 2006, the Company assumed the obligations of Liberty Michigan under a settlement agreement with the Renewable Energy Consultants, LLC, Mark and Terri Bateman, Rick and Susan Chesak and Cyndi Brearley (the “REC Parties”). That settlement agreement required the following payments to the REC Parties: (i) an initial payment of $20,000; (ii) $150,000 upon the closing of their initial private offering, the payment of which has already been made; and (iii) a $350,000 third installment to the REC Parties from the gross proceeds received in the Public Offering (“Public Offering” defined in the settlement agreement as a public offering or offerings and sale of equity securities and arrangement of a debt and/or equity package, which raises the money necessary to build the ethanol refinery).

On February 27, 2007, the REC Parties delivered notice to the Company’s counsel that the REC Parties believed the third installment payment under the settlement agreement between the REC Parties and Liberty Michigan was then due. On April 25, 2007, the Company and the REC Parties entered into binding arbitration which resolved this matter in the Company’s favor. The third payment will be paid to the REC Parties by the Company on the date of the closing of any financial package (equity, debt or a combination) that allows for the start of construction on the ethanol plant. Such installment payment is recorded as a liability in the accompanying balance sheet and the disagreement is only over the timing of such payment.

2. MEMBERS’ EQUITY

The Company was formed on June 21, 2006 to have a perpetual life. The Company was initially capitalized by 31 members who contributed an aggregate of $2,792,250 for 1,241 units. The Company then raised $13,576,000, less offering costs, and accepted subscriptions for 3,394 units under a Private Placement Memorandum which was closed on January 18, 2007. This amount includes $4,000,000 from ICM, $120,000 from its employees and $4,000,000 from Eagle Energy, LLC an unrelated farmer investment group. The balance of $5,456,000 is from various smaller investors.

As specified in the Company’s operating agreement, the Company is authorized to issue two classes of membership units, Class A (voting) units and Class B (nonvoting) units. The Company has two classes of membership units, which include certain transfer restrictions as specified in the operating agreement and pursuant to applicable tax and securities laws. Additional classes of membership interests and units may be created and issued as the Board determines necessary. The units that have been issued to current members or subscribed are Class A voting units.

3. NOTE PAYABLE ON LAND CONTRACTS

The Company entered into a land contract with an unrelated party on September 28, 2006, that is secured by a mortgage on land of 124.07 acres. The principal amount of the note is for $955,000. The note is payable in two installments. The first installment was for $480,000, and was paid on December 16, 2006. This payment was discounted in the financial statements, imputed at a 6% interest rate. The second installment for the balance due is for $475,000 principal plus interest thereon at the rate of 6% per annum beginning January 1, 2007 and shall be due and payable on the earlier of (i) June 1, 2007 or (ii) within 10 days after the Company obtains permanent financing for the Company’s intended use of the property as defined in the Buy and Sell Agreement dated August 21, 2006. Although the payment was not made by

June 1, 2007, and an agreement for permanent financing was not entered into, the Company did receive a verbal extension for the second installment and is currently in the process of executing a formalized agreement for such extension. The second installment will not be due until the permanent financing is obtained according to this verbal extension. Included in general and administrative expense is $14,532 of interest expense from inception through December 31, 2006 and $34,724 from inception through June 30, 2007.

The Company entered into a land contract with another unrelated party on November 16, 2006 secured by a mortgage on land of 49.4 acres for a total of $296,460. On the date of execution a $148,230 principal payment was made. The agreement allows the Company to pay the outstanding balance of $148,230 on June 1, 2007. The outstanding principal and interest amounts were paid by the Company on June 11, 2007 with no penalty from the lender. The agreement bears an interest rate of 7% per annum.

4. SHARE-BASED PAYMENTS

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payments,” (“SFAS No. 123R”). SFAS No. 123R replaces SFAS No. 123 “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”. SFAS No. 123R requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values, eliminating pro forma disclosure as an alternative. The cost is measured based on the grant-date fair value of the equity or liability instruments issued.

The Company adopted the provisions of SFAS 123R at the Company’s inception. The compensation expense recognized, as a result of SFAS 123R during the periods ended from inception to December 31, 2006 and June 30, 2007 equals $412,384 and $913,238, respectively, and reflects compensation expense for all estimated share-based awards granted through December 31, 2006 and June 30, 2007 based on the grant-date fair value

On June 23, 2006, the Company’s Officers, Steering Committee members and Finance and Audit Committee members were granted an equity fee, as described below, to compensate them for the additional time and responsibility in fulfilling their roles. The compensation shall be for service during the time period commencing on June 23, 2006, and terminating on the earlier of (i) June 30, 2008 or (ii) the date of the first election following the commencement of ethanol production. The share-based compensation recognized for these officers and committee members from inception through December 31, 2006 and June 30, 2007 was $90,851 and $178,301, respectively. These Class A units shall vest on the later of (i) June 30, 2008 or (ii) at financial close, the point at which the debt portion of the project has been secured from a financial institution and the funds are available to the Company.

•	The Vice-Presidents, the Secretary and the Treasurer each received a grant of 10 units.

•	The Managers who serve on the Steering Committee that are not officers each received a grant of 6 units.

•	The Managers who serve on the Finance and Audit Committee each received a grant of 2 units.

Managers and Officers may by declaration forfeit their grant or may elect to take their equity component as deferred units at their election after the vesting date for a period of time not to exceed five years. Resignation or removal of a Manager or Officer shall result in the pro-ration of their entitlement to the previously mentioned grant from June 23, 2006 through the date of their resignation or removal. The balance granted to any replacement of such Manager or Officer is subject to the same restrictions as intended in the original grant.

The share-based compensation for the Chief Executive Officer (“CEO”) is from the date of Board approval, August 10, 2006, through 90 days after the start of production. The number of Class A units to be issued to the CEO will be equal to 3% of the total number of Class A and Class B units outstanding at the time of commencement of ethanol production. The Company estimates that 520 Class A units will be granted to the CEO. This is an estimated number since the calculation of 3% of the total number of units to be issued is undeterminable at this time. These units shall vest on the later of (i) the date on which the total number of issued units, at the time the ethanol plant commences ethanol production, are determinable, or (ii) 90 days after the commencement of ethanol production. The amount expensed from inception through December 31, 2006 and June 30, 2007 for the President and CEO share-based compensation was $321,533 and $734,933, respectively.

The following table summarizes information about stock awards at December 31, 2006 and June 30, 2007:

	Number Granted	Fair Value	Total
President & CEO (est.)	520	$3,180	$1,653,600
Officers	60	3,180	190,800
Steering Committee Members	42	3,180	133,560
Finance and Audit Committee Members	8	3,180	25,440

Total	630		$2,003,400

The Class A unit awards described above will be granted to the appropriate Members who will begin with an opening balance of zero in each of their capital accounts. Distributions will be made to Members in accordance with each Member’s capital account balance upon liquidation.

The Company, with the assistance of Stout Risius Ross, Inc., an independent valuation firm, estimated the fair value of the unit awards at the date of grant utilizing the Black-Scholes Formula and the following assumptions:

• Effective term	10 years

• Volatility factor	75.0%

• Risk Free Interest Rate	4.5%

• Dividend Yield	0.0%

5. COMMITMENTS AND CONTINGENCIES

Construction

On April 18, 2007, the Company executed a definitive agreement with ICM, Inc. for the construction of the ethanol plant at a cost of $134,000,000, indexed to the price of stainless steel. The Company has made the following payments:

• $250,000 was paid when the letter of intent was executed.

• $2,000,000 was paid on January 13, 2007.

• $2,000,000 was paid on March 14, 2007.

• $750,000 was paid on April 18, 2007.

The remaining $8,400,000 of the initial 10% down payment is expected to be paid to ICM in the third quarter of 2007.

Letter of Credit and Subcontract Commitment

On January 3, 2007, the Company executed a letter of credit agreement with Fifth Third Bank for work to be performed by a subcontractor under the Company’s contract with Wilcox Design—Build, LLC. Under this agreement, the Company placed cash of $1,634,000 into a restricted demand deposit account as cash collateral for the Company’s obligations to Fifth Third Bank, including, but not limited to, the letter of credit agreement.

On January 12, 2007, a definitive agreement was executed between Wilcox Design—Build, LLC and this subcontractor for site excavation in the amount of $5,722,484.

Consulting and Other Contracts: related parties

In October 2006, the Company entered into a management consulting agreement with a related party, David Moeberg Skjaerlund, to provide management services in the capacity of the CEO. The agreement requires the Company to issue a number of Class A units to the CEO equal to 3% of the total number of Class A and Class B units outstanding at the time of commencement of ethanol production. The term of the agreement is for the period from the effective date of the agreement until 90 days after the commencement of ethanol production. The Company is responsible for securing a $3,000,000 10-year level term life insurance policy on the life of the CEO. The beneficiary of the policy is the CEO’s estate. The Company estimates the yearly cost of the policy to be $4,060. The Company will be responsible for the payment of the premium up to the start of ethanol production. If the CEO dies before the commencement of ethanol production, the CEO’s personal representative shall have the option to purchase the number of Class A units equal to 3% of the total number of Class A and Class B units issued by the Company. The unit price to be paid by the CEO’s personal representative shall be the unit price paid for the purchased units prior to or nearest in time to the CEO’s death. The Company may terminate the agreement only if the CEO is in breach of the contract or becomes permanently incapacitated. The termination of the agreement by the Company must also be approved by unanimous consent of the Board of Managers.

Consulting and Other Contracts: unrelated parties

In May 2007, the Company entered into an agreement with an unrelated utility company to provide extraordinary facilities for the operation of the Company’s plant. The agreement may be terminated at any time by (i) mutual agreement of both parties or (ii) either party upon giving the other at least 90 days written notice. Upon execution of the agreement, the Company was supposed to pay $500,000 to the utility company. This down payment has been indefinitely deferred. The agreement calls for a payment of $1,100,000 due on or before August 1, 2007 and an additional payment of $925,000 due on or before January 15, 2008. Of the total $2,525,000 that is to be paid by the Company under this agreement, $2,275,000 is subject to refund while the remaining $250,000 is a nonrefundable contribution. The nonrefundable portion of the amount to be paid by the Company covers the incremental costs of installing and maintaining the facilities. The utility company shall refund all or a portion of the deposit subject to refund over a period of five years from the month immediately following the later of (i) the date that the utility company completes construction or (ii) the requested completion date, whichever date is later. The refund shall not exceed the deposit subject to refund and will bear no interest. The utility company shall refund to the customer the lesser of (i) 20% of the deposit subject to refund or (ii) 12.3% of the 12-month incremental revenue. The utility company shall retain any portion of the deposit subject to refund remaining at the end of the fifth 12-month period and no further refund(s) will be paid. The requested completion date of this project is July 1, 2008.

In February 2007, the Company entered into an agreement with an unrelated utility company to provide for natural gas facilities for unusual facility requirements for the operations of the Company’s plant. This agreement may be terminated at any time by mutual agreement of both parties. The agreement provides for the Company to pay the utility company a total of $2,481,000. Of this total amount of $2,481,000, $2,480,000 is subject to refund while the remaining $1,000 is a non-refundable contribution. Upon execution of the agreement, the Company paid $343,000 to the utility company. The agreement provides for a second installment of $1,311,000 to be paid to the utility company by June 2007. This second installment has been deferred. The agreement also calls for a third and final installment of $827,000 to be paid to the utility company in October 2007. The utility company shall refund all or a portion of the refundable portion of the deposit over a period of five (5) years from the date construction of the Company’s facilities is completed. The refunds shall not exceed the refundable deposit and the refundable deposit shall not bear interest. Calculations of the revenue shall exclude gas cost recovery charges, surcharges and sales tax. The utility company shall calculate estimates of revenues upon which refunds shall be issued. The utility company shall refund to the Company 100% of the incremental increase in the amount of actual revenue paid to the utility company over the base revenue within 45 days of the end of the first complete 12-month period following the date on which construction of the Company’s facilities was completed. The increase shall be calculated by reviewing the revenue received during the 24-month period ending the month prior to the completion of construction of the Company’s facilities divided by two, which amount shall be defined as the “Base Revenue.” The utility company shall refund to the Company 100% of the incremental revenue increase over the Base Revenue for each of following four successive 12-month periods following the date on which construction of the Company’s facilities was completed. The utility company shall also retain any portion of the refundable deposit remaining at the end of the fifth 12-month period following the date on which construction of the Company’s facilities was completed, and no further refund(s) will be paid.

In June 2007, the Company entered into an agreement with an unrelated party who will purchase the Company’s entire production of ethanol for resale to third-party customers. In addition, the unrelated party will provide marketing and risk management advice to the Company with respect to Ethanol purchased and sold under this agreement. The initial term of this agreement will begin on the date of commencement of ethanol production at the Company’s facility and continue thereafter for five years. The agreement will then automatically renew for an additional five year term unless either party terminates the agreement no later than 90 days before the end of the initial term. Furthermore, either party may terminate the agreement for convenience any time after the expiration of the second year of the initial term upon 120 days prior written notice to the other party. In the event of a default by either party, the non-defaulting party may send notice of default to the defaulting party. If the breaching party does not cure the default within 30 days of receiving the notice (with the exception of non-payment or failure to deliver performance assurance, which must be cured within two business days of the notice), the non-defaulting party may terminate the agreement and all scheduled deliveries upon 30 days notice to the defaulting party. The unrelated party will pay the Company the priced charged to a third-party customer for the ethanol less expenses and 0.75% of the remaining amount, which decreases to 0.60% after the first six months of the contract.

In June 2007, the Company entered into an agreement with an unrelated party who will purchase the Company’s entire production of dry product for resale to third-party customers. In addition, the unrelated party will provide marketing and risk management advice to the Company with respect to dry product purchased and sold under this agreement. The initial term of this agreement will begin one the date of commencement of ethanol production at the Company’s facility and continue thereafter for two years. The agreement will then automatically renew for additional two year terms unless either party terminates the agreement no later than 120 days before the end of the initial term or the parties agree on other renewal terms. Furthermore, either party may terminate the agreement for convenience any time after the expiration of the initial term upon 120 days prior written notice to the other party. In the event of a default by either party, the non-defaulting party may send notice of default to the defaulting party. Upon the delivery of such notice, the non-defaulting party may exercise any remedy available under this agreement, at law or in equity, including the right to (i) immediately suspend performance hereunder until the curing of the default and/or (ii) terminate the agreement upon 30 days notice to the defaulting party. The unrelated party will pay the Company the price charged to a third-party customer less expenses and less $3.50 per ton of distiller’s dried grains and $2.50 per ton of wet distiller’s grains, modified wet distiller’s grains, and solubles.

6. SUBSEQUENT EVENTS

Promissory Notes Payable

As of July 13, 2007, the Company had received proceeds of $360,000 from the issuance of Promissory Notes to individuals on the Board of Managers. These Promissory Notes will be paid at the earlier of (i) the closing of a bridge loan, (ii) other financial close or (iii) payment of $200,000 in April 2008 and a payment of the balance of $160,000 in July 2008. These notes bear interest at the rate of 20% per annum with a minimum fee of 5% through the first 3 months of said term.

Status of Debt Financing

As of July 13, 2007, the Company has executed a nonbinding term sheet with Farm Credit Services of Grand Forks and continues to negotiate a definitive agreement and commitment for financing of the debt portion of the project.

On July 20, 2007, the Company executed a promissory note payable to ICM in the principal amount of $1,200,000 to provide interim financing of the Company’s operations. The outstanding principal amount of the note and all accrued and unpaid interest are due and payable on October 15, 2007. The note carries an interest rate of 12% per annum and the Company may prepay the note without penalty. The note is personally guaranteed by the Company’s President, David Skjaerlund. The Company is also negotiating with ICM regarding the terms of a $10,000,000 revolving line of credit, which would include any remaining balance on the $1,200,000 note. The tentative terms of the line of credit are that (i) the line of credit would carry an interest rate of 12% per annum, (ii) the line of credit would mature on November 1, 2007, and (iii) all outstanding principal and interest would be due and payable on the maturity date. The line of credit would be secured by all of the Company’s assets, excluding a certain 203 acres of the Company’s land, and will be personally guaranteed by the Company’s President, David Skjaerlund. The line of credit is subject to the negotiation and execution of definitive agreements. The promissory note and line of credit will be paid off with proceeds from the Form S-1 registration statement offering.

Status of Auburn Bean & Grain Co. Acquisition

The acquisition of Auburn Bean & Grain Co. did not take place by July 1, 2007 as originally stated in the letter of intent. However, the Company has a verbal agreement with Auburn Bean & Grain Co. that the acquisition may take place by the fourth quarter of calendar year 2007.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

This section and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled “Quantitative and Qualitative Disclosures about Market Risk” below. The following discussion of the financial condition and results of our operations should be read in conjunction with the Form S-1, filed June 7, 2007, as amended by the July 31, 2007 post-effective amendment No. 3, financial statements and related notes thereto included elsewhere in this section.

We are a Delaware limited liability company. We were initially formed on June 21, 2006, for the purpose of constructing and operating a plant to produce ethanol and distillers grains in central Michigan. Currently, our principal place of business is located at 3508 E. M-21, Corunna, Michigan 48817. We do not expect to generate any revenue until our ethanol plant is completely constructed and operational. We acquired our initial assets through the purchase of all of the assets of Liberty Renewable Fuels, L.L.C., a Michigan limited liability company (“Liberty Michigan”), in July 2006. The cost of the purchase was $170,000 and was paid for with proceeds from our initial equity financing round and the assumption of certain liabilities of Liberty Michigan in the amount of $500,000. The Michigan limited liability company from whom we purchased our initial assets was originally formed at the beginning of 2006 in order to develop, construct, own and operate an ethanol plant in central Michigan. After Liberty Michigan was founded, a disagreement over the ownership of one of the founders of Liberty Michigan developed. As a result of such disagreement, Liberty Michigan, the founder and his affiliates entered into a settlement agreement that provided for payment of up to $500,000 to the founder and his affiliates in exchange for a release of their claims to any ownership in Liberty Michigan. Due to the dispute, Liberty Michigan determined to wind down its existence and sell its assets to us. Liberty Michigan was dissolved in October 2006 following its sale of assets to us.

On April 18, 2007 we entered into an agreement with ICM, setting forth the terms upon which ICM will provide certain services related to the design, construction and start-up of our ethanol plant. At that time, we paid ICM an additional payment of $750,000. We have previously paid ICM $250,000 upon signing our original letter of intent with them on August 22, 2006. On January 13, 2007, we also paid ICM the first $2,000,000 installment payment, which is refundable to the extent not spent by ICM in preparing for construction of the ethanol plant. We paid ICM the second installment of $2,000,000 on

March 13, 2007, which is also refundable to the extent not spent by ICM in preparing for construction of the ethanol plant. Under the agreement with ICM, ICM has the binding obligation to begin construction of our ethanol plant no later than the third calendar quarter of 2007 provided that we satisfy certain requirements including, among other things, completion of sufficient debt and equity financings and possession of all required permits and authorizations.

We are presently, and are likely for some time to continue to be, dependent upon our initial managers. Most of these individuals have little or no experience in running an ethanol plant, though they have experience in corn merchandising and origination, petroleum distribution, bank financing and accounting, livestock feed marketing and sales, real estate development, and general business development and management. ICM is a construction, engineering and manufacturing firm that has been involved in the research, design, construction and operation of ethanol plants for many years. ICM is building our ethanol plant and will be providing training and ongoing support to our employees running the ethanol plant to insure successful startup and continual operation of the plant for the first year. In addition, we have hired marketing agents with experience in marketing ethanol and distillers grains that also have access to existing markets and customers. ICM could lack the capacity to serve our plant due to the increased number of plants that they are designing and building at any one time. In addition, due to the large number of plants that ICM is currently designing, ICM may not be able to devote as much time to the advancement of new technology as other firms that have more available personnel resources.

Certain managers on our board are presently engaged in business and other activities which impose substantial demands on their time and attention. We have a full-time President, Dr. Skjaerlund, and a full-time Chief Financial Officer and Secretary, Thomas Pumford; however we anticipate that our other executive officers will dedicate approximately 15 hours per week and that our managers will dedicate between 4 hours and 15 hours per week to our project depending upon which committees they serve. The fact that our executive officers and managers will not dedicate their efforts to our project on a full time basis may affect our ability to build and develop our ethanol plant. You should not purchase units unless you are willing to entrust all aspects of our management to our Board of Managers.

If we are able to fully capitalize the project as described in our financing plan, we will use the offering proceeds to build and operate a 110-million gallon per year dry mill corn-processing ethanol plant. Prior to the plant construction, we must obtain debt financing and, if necessary, any follow-on equity financing as well as all necessary permits. Construction of the project is expected to take 12-14 months from the date of the pouring of concrete.

As of June 30, 2007, we have utilized approximately $14.5 million of our previously raised funds and incurred additional liabilities of approximately $2.0 million associated with our development of the plant.

Our anticipated completion date of the plant is scheduled for the third quarter of 2008. If we meet our anticipated completion date, we believe that we will begin to produce and sell ethanol and distillers grains and generate material net cash inflows from our operation of the ethanol plant in the fourth quarter of 2008.

We believe that the primary risks that might delay our anticipated completion date are that:

•	We may not be able to raise the significant amount of equity and debt we need to complete our ethanol plant in the timeframe that we anticipate or at all; and

•

Our contractors and consultants on whom we are highly dependent may not meet the construction schedule that we have agreed to due to labor constraints, constraints in obtaining required materials, weather delays, acts of God and other causes beyond their control. In addition, they may have interests that conflict with ours that could cause them to deploy their resources on other projects and thereby delay the construction of our plant.

The primary consequences of any delay in the completion of our plant are that:

•	The cost of construction will increase as a result of increased debt carrying costs and increases in the cost of raw materials; and

•	The time that we can begin generating revenue from the sale of ethanol and distillers grains will be delayed.

The consequence to our investors if we do not complete development of our plant as scheduled is that their potential return on their investment would be materially and adversely affected. In the worst case, such delays could cause the failure of the project and our investors could lose their entire investment in us.

We expect the ethanol plant will annually process approximately 40 million bushels of corn into approximately 110-million gallons of fuel-grade ethanol, 354,000 tons of distillers grains for animal feed and 315,000 tons of carbon dioxide per year. Once the plant is operational, we intend to sell all of the ethanol and distillers grains produced at the facility through an experienced ethanol marketer and distillers grain marketer. We currently have no plans to capture and market the carbon dioxide; however, at some point in the future we may decide it is feasible to do so.

We are building our plant in North Star Township, near Ithaca, Michigan, in Gratiot County which is located in central Michigan. We have purchased the real estate necessary for the construction of the proposed ethanol facility, which includes 435 acres. The property has been zoned “Planned Industrial Park” and the construction of an ethanol plant is permitted under the zoning. Remaining in effect on a portion of the property is a four-year property tax abatement and we intend to submit an application to the State of Michigan requesting a new Renewable Energy Renaissance Zone designation for the ethanol plant which would extend the tax abatements for a total of 15 years. Our Board of Managers reserves the right to build the plant at an alternative site in its sole discretion.

The site entrance is located within a quarter mile of U.S. Highway 127 via Washington Road interchange. There are two main natural gas transmission lines, 22” and 26”, owned by Consumers Energy that run through the site and a high voltage electrical transmission line is within one mile of the plant location. Consumers Energy has indicated to us that they anticipate constructing a natural gas and an electrical substation on site. The site has access to Great Lakes Central Railroad which runs along the length of the property and Great Lakes Central Railroad has presented to us a competitive proposal to move our products by rail, although that arrangement has not been executed.

We have drilled three test wells to test the quantity and quality of the groundwater and the analysis meets the Michigan Department of Environmental Quality and ICM requirements for an industrial on-site well system. We anticipate having an on-site disposal system for potable water and discharge of the cooling tower non-contact water into Brady Creek which runs through the site, subject to approval of a NPDES permit by the Michigan Department of Environmental Quality. There will be zero process water discharged as part of the production process. If needed, public water and sewer is available within one quarter mile of our plant site.

On March 8, 2007, the Michigan Department of Environmental Quality approved our application for a minor source construction permit for air emissions (PTI No. 241-06). The air permit includes a 8,000 bushel per hour grain dryer and limits the production of ethanol on the site to 121 million gallons per year. On July 9, 2007, we were officially served with a Petition For Review-Complaint filed by an organization called Concerned Citizens of Gratiot County, LLC, a Michigan limited liability company, with the Ingham County, Michigan Circuit Court. The suit seeks judicial review of the grant to us by the Michigan Department of Environmental Quality (DEQ) of a permit to install for construction of our ethanol plant and requests the court to declare the permit void. The suit requests a declaration under the Michigan Environmental Protection Act (MEPA) that the operation of the proposed Liberty plant, without additional enforceable emissions controls, is likely to pollute, impair, or destroy natural resources. The DEQ and Liberty have filed answers denying that the plaintiff is entitled to any relief and Liberty intends to vigorously defend this lawsuit.

We have also entered into an agreement with Wilcox setting forth the terms upon which we have engaged Wilcox to provide certain planning and construction management services related to the coordination, engineering, design and construction of the plant site including earthwork, road construction, utility installation, sewage disposal system, administration building, maintenance building and coordination of facilities for grain receiving, grain storage and distiller grains shipment.

The City of Ithaca, which has zoning jurisdiction over the property, has approved the site plan and issued a special use permit for us to construct our ethanol plant. We have also secured approval of the soil erosion permits and storm water management plan necessary to begin earthwork. As a result of a competitive bid process, a contract has been awarded by Wilcox to Fisher Contracting for earthwork, site excavation and storm water management. Fisher began excavation on the site in January 2007 and plans to complete such work by late summer 2007. Fisher is a union company located in nearby Mt. Pleasant, Michigan and carries over $65 million of prequalification with the Michigan Department of Transportation. Fisher maintains a large modern fleet of G.P.S. controlled and laser guided construction equipment in addition to owning four concrete plants, an asphalt plant, a trucking company, a stone dock on the Saginaw River, various sand and gravel pits and a full service machine shop that together generates approximately $90 million in revenue annually.

The plant site is intended to be able to receive grain by truck or rail. We plan on building 4,000,000 bushels of storage on site and installing a 8,000 bushels per hour grain dryer to receive and dry wet corn on the site from farmers at harvest time. In addition, the plant site is designed to be able to ship our ethanol by truck or rail. We plan on producing wet and dry distillers grains for shipment by truck and to also be able to ship dry distillers grains by rail. The railroad design is planned to allow us to load and unload 33 rail cars at a time without decoupling and will have enough rail storage on site for three 65-car unit trains at one time.

In order to help secure our needed quantities of corn and also to have access to available storage facilities, our grain purchasing strategy has resulted in the execution of multi-year grain agreements for corn origination with the Cooperative Elevator Co. and Brown Milling Inc. Cooperative Elevator is a 1,000 member-owned agricultural cooperative which owns a storage capacity of 15 million bushels of storage at facilities it operates in Pigeon, Elkton, Ruth and Akron in the thumb region of Michigan. Cooperative Elevator is located and has historically originated its corn outside of the 14-county study area identified in the Feasibility Study. Pursuant to the agreement with Cooperative Elevator, we have the right to purchase all corn which Cooperative Elevator can acquire commencing in 2008. Our agreement with Brown Milling, which operates grain elevators in Shepherd, Rosebush and Delwin and has over 2 million bushels of storage capacity, provides us with a right of first refusal to purchase all corn that Brown Milling originates.

In addition, we have executed a non-binding letter of intent to purchase Auburn Bean & Grain Company, a Michigan grain processing company which has a combined storage of 13 million bushels of grain at facilities located in Oakley, Hemlock, Saginaw and Auburn, Michigan in addition to agronomy facilities. If the acquisition is consummated, we currently intend to operate Auburn as a wholly-owned subsidiary of Liberty. If we construct the planned storage facilities in Ithaca and consummate the acquisition of Auburn Bean & Grain, we would own a total of 17 million bushels of storage capacity, in addition to storage provided by Cooperative Elevator and Brown Milling. Corn can be shipped by short-line rail from all three licensed grain dealers to our ethanol plant in Ithaca.

On June 25, 2007 we entered into an Ethanol Purchase and Marketing Agreement with C&N Ethanol-Marketing Corporation (“C&N”) pursuant to which C&N will purchase from us all of the ethanol that we produce and resell it to customers. C&N will pay to us an amount equal to the price paid by C&N’s customers, less C&N’s expenses, less 0.75% of the remaining amount (which decreases to 0.60% after the first six months of the contract). The term of the agreement is for five years. C&N, based in Bloomington, Minnesota, markets ethanol and bio-diesel plan production with responsibility for approximately 500 million gallons of bio-fuels. C&N also has pipeline distribution and storage facilities at terminals in Georgia and Ontario. C&N currently markets biofuels to the seven largest petroleum companies as well as to smaller clients located in the United States and internationally.

President and founder of C&N, Jon Bjornstad, has over 20 years experience marketing ethanol to the U.S. refiner base, including experience marketing ethanol for the nation’s second largest ethanol producer. C&N will be responsible for marketing all of Liberty’s ethanol to customers in Michigan, the United States and Canada.

On June 25, 2007, we also entered into a Marketing Agreement with Zeeland Farm Services Inc. (“Zeeland”) pursuant to which Zeeland will purchase from us all of the distiller’s dried grains, wet distiller’s grains, modified wet distiller’s grains, and solubles that we produce and resell to customers. Zeeland will pay to us an amount equal to the price paid by Zeeland’s customers, less Zeeland’s expenses, less $3.50 per ton of distiller’s dried grains and $2.50 per ton of wet distiller’s grains, modified wet distiller’s grains, and solubles. The term of the agreement is for two years. Zeeland is located in Zeeland, Michigan and markets over 1 million tons of feed ingredients annually to livestock producers in Michigan, the United States and internationally. Zeeland serves dairy, beef, poultry and swine producers with a one stop shopping approach to ingredients necessary to formulate a feed ration. Zeeland also operates a soybean crushing facility and has a large truck fleet providing a variety of transportation services, including grain hauling. Zeeland has over 55 years of business experience and employs 160 people.

We expect the project will cost approximately $233,285,000 to complete, including the acquisition of Auburn Bean & Grain Co. This includes approximately $185,600,000 to construct our plant, $27,685,000 for bank costs and our potential acquisition of Auburn Bean & Grain and additional operating capital of approximately $20,000,000. Our anticipated total project cost is not a firm estimate and is expected to change from time to time as the project progresses. These changes may be significant. We currently have agreements with contractors for the labor or materials necessary to build the plant that are in line with the anticipated total project cost. We have budgeted $3,900,000 in construction contingencies to help offset any cost increases and may seek additional debt or equity financing to offset any increase in the total project cost. In no event will we exceed the maximum offering amount of $100,000,000.

We are still in the development phase, and until the proposed ethanol plant is operational, we will generate no revenue. We anticipate that accumulated losses will continue to increase until the ethanol plant is operational.

Plan of Operations Until Start-Up of Ethanol Plant

We expect to spend at least the next 14-16 months focused on three primary activities: (1) project capitalization; (2) plant construction; and (3) start-up operations. Assuming the successful completion of the Form S-1 registration statement offering and the related debt, and, if needed, any additional debt or equity financing, we expect to have sufficient cash on hand to cover all costs associated with construction of the project including site acquisition and development, utilities, construction and equipment acquisition. We estimate that we will need approximately $233,285,000 to complete the project. If the Form S-1 registration statement offering is fully subscribed and we obtain debt financing in the aggregate amount of $233,285,000 we expect to have sufficient cash to satisfy our requirements through our first year of operation of the ethanol plant. In such a case, we do not believe that it will be necessary to raise any additional funds in the next six months to meet the expenditures required for operating our business.

Project capitalization

We raised $16,368,250 in our previous private placements to our founders and seed capital investors. We will not close the Form S-1 registration statement offering until we have received $50,000,000 or more in gross offering proceeds for fully-paid units and written debt financing commitments providing for sufficient debt financing which, combined with the offering proceeds and the $16,368,250 we raised in previous private placement offerings, would at least equal our then estimated total project cost. We have until June 7, 2008 to receive subscriptions for the minimum number of units required to raise the minimum offering amount. If we receive subscriptions for the minimum number of units prior to June 7, 2008, we may decide to continue selling units until (i) we accept subscriptions for the maximum number of units or (ii) June 7, 2008, whichever occurs first. Even if we successfully close the offering by accepting subscriptions for at least the minimum number of units by June 7, 2008, we will not release the offering proceeds from escrow until we receive written debt financing commitments providing for sufficient debt financing which, combined with the offering proceeds and the $16,368,250 we raised in previous private placement offerings, would at least equal our then estimated total project cost. A debt financing commitment only obligates the lender to make a loan to us if we satisfy all the conditions of the commitment. These conditions may include, among others, the total cost of the project being within a specified amount, the receipt of engineering and construction contracts acceptable to the lender, evidence of the issuance of all permits, acceptable insurance coverage and title commitment, the contribution of a specified amount of equity and attorney opinions. At this time, we do not know what business and financial conditions will be imposed on us. We may not satisfy the loan commitment conditions before closing of the Form S-1 registration statement offering, or at all. If this occurs we may:

•	Begin construction of the plant using all or a part of the equity funds raised while we seek another debt financing source;

•	Hold the equity funds raised indefinitely in an interest-bearing account while we seek another debt financing source; or

•

Return the equity funds to investors with accrued interest, after deducting the currently indeterminate expenses of operating our business or partially constructing the plant before we return the funds.

Site acquisition and development

During and after the Form S-1 registration statement offering, we expect to continue work principally on (i) the preliminary design and development of our proposed ethanol plant, (ii) obtaining the necessary construction permits, (iii) identifying potential sources of debt and equity financing and (iv) negotiating the corn supply, ethanol and distillers grains marketing, utility and other contracts. We plan to fund these initiatives using the funds raised in our prior equity financings.

We are building our plant near Ithaca, Michigan, in Gratiot County which is located in central Michigan. We have purchased approximately 435 acres of land at the Ithaca, our primary plant site in Gratiot County. All of the purchased real estate is described as Sections 5 and 8, North Star Township, Gratiot County, Michigan (all the vacant land south of Washington Road, west of Bagley Road and east of the RR tracks along US 127, excluding houses and an 80 acre parcel). The total purchase price for all parcels of land was $2,996,840, of which $475,000 plus accrued interest is owed to the seller under notes secured by mortgage agreements. Payment of the amounts owed from the purchase of the real property is due upon our signing written loan agreements providing for sufficient debt financing which, combined with the subscribed for offering proceeds and the $16,368,250 we raised in previous private placement offerings, would equal at least our then estimated total project cost. We believe the real property already purchased will provide adequate land for the anticipated ethanol plant location in Ithaca, Michigan.

It is also possible that other parcels in the area which could be useful to our ethanol plant may become available and we might desire to purchase some or all of those others as well. Our Board of Managers reserves the right to choose the location of the final plant site, in its sole discretion. We anticipate the final plant site will have access to both truck and rail transportation.

Plant construction and start-up of plant operations

We expect to complete construction of the proposed plant and commence operations approximately 12-14 months from the date of the pouring of concrete. Our work will include completion of the final design and development of the plant. We have executed finalized contracts concerning the construction of the plant, provision of necessary electricity and other power sources and marketing agreements for ethanol and distillers grains. Funds raised in the Form S-1 registration statement offering will be used to pay costs associated with such contracts as well as other initial expenses but will be insufficient to cover all construction and related start-up costs of the plant. Assuming the successful completion of the Form S-1 registration statement offering and our obtaining the necessary debt financing, we expect to have sufficient cash on hand to cover construction and related start-up costs necessary to make the plant operational. We estimate that we will need approximately $185,600,000 to construct the plant, $27,685,000 for bank costs and our potential acquisition of Auburn Bean & Grain and approximately $20,000,000 to cover all capital expenditures necessary to complete the project, make the plant operational and produce revenue.

Trends and Uncertainties Impacting the Ethanol Industry and Our Future Operations

If we are able to build the plant and begin operations, we will be subject to industry-wide risk factors that will affect our operating and financial performance. These factors include the available supply and cost of corn from which our ethanol and distillers grains will be processed; the cost of natural gas, which we will use in the production process; dependence on our ethanol marketer and distillers grain marketer to market and distribute our products; the intensely competitive nature of the ethanol industry; possible legislation at the federal, state and/or local level; changes in federal ethanol tax incentives and the cost of complying with extensive environmental laws that regulate our industry.

If we are successful in building and constructing the ethanol plant, we expect our revenues will consist primarily of sales of ethanol and distillers grains. We expect ethanol sales to constitute the bulk of our future revenues. Ethanol prices have recently been much higher than their 10-year average. Historically, ethanol prices have been seasonal, increasing in the late summer and fall as gasoline blenders and marketers increase inventory in anticipation of mandatory blending in the winter months, and decreasing in the spring and summer when mandatory blending ceases. However, ethanol prices began increasing during the latter part of 2005 and continued to increase through August 2006, despite a significant increase in the supply of ethanol resulting from many additional producers in the industry. Since August 2006, ethanol prices have fallen and have stabilized between $2.00 and $2.30 per gallon. Increased demands, from crude oil, gas markets and public acceptance, have contributed to a strengthening of ethanol prices over historical levels. In order to sustain these higher price levels however, management believes the industry will need to continue to grow demand to offset the increased supply from additional production. Areas where demand may increase are new markets in New Jersey, Pennsylvania, Massachusetts, North Carolina, South Carolina, Michigan, Tennessee, Louisiana and Texas. According to the Renewable Fuels Association, Minnesota may also generate additional demand due to the recent passage of state legislation mandating a 20% ethanol blend in its gasoline. Montana passed a similar mandate this year, but it will not go into effect until 60 million gallons of ethanol are produced in the state.

We also expect to benefit from federal ethanol supports and tax incentives. Changes to these supports or incentives could significantly impact demand for ethanol. The most recent ethanol supports are contained in the Energy Policy Act of 2005. Most notably, this Act created a 7.5 billion gallon Renewable Fuels Standard (RFS). The RFS requires refiners to use 4 billion gallons of renewable fuels in 2006, increasing to 7.5 billion gallons by 2012. According to the Renewable Fuels Association, the Act is expected to lead to about $6 billion in new investment in ethanol plants across the country. An increase in the number of new plants will bring an increase in the supply of ethanol. Thus, while the Energy Policy Act may cause ethanol prices to increase in the short term due to additional demand, future supply could outweigh the demand for ethanol in the future. This would have a negative impact on our earnings in the long term.

Although the Energy Policy Act did not impose a national ban of MTBE, its failure to include liability protection for manufacturers of MTBE could result in refiners and blenders using ethanol as an oxygenate rather than MTBE to satisfy the reformulated gasoline oxygenate requirement. While this may create increased demand in the short-term, we do not expect this to have a long term impact on the demand for ethanol. This is because the Energy Policy Act repeals the Clean Air Act’s 2% oxygenate requirement for reformulated gasoline immediately in California and 270 days after enactment elsewhere. In addition to government supports that encourage production and the use of ethanol, demand for ethanol may increase as a result of increased consumption of E85 fuel. E85 fuel is a blend of 70% to 85% ethanol and the remainder gasoline. According to the Energy Information Administration, E85 consumption in cars is projected to increase from a national total of 7.8 million gallons in 2002 to 42 million gallons in 2025. E85 can be used as an aviation fuel, as reported by the National Corn Growers Association, and as a hydrogen source for fuel cells. According to the National Ethanol Vehicle Coalition, there are currently about 6.0 million flexible fuel vehicles capable of operating on E85 in the United States. Automakers have indicated plans to produce an estimated one million more flexible fuel vehicles per year. In addition, Ford and General Motors have recently begun national campaigns to promote ethanol and flexible fuel vehicles. The American Coalition for Ethanol reports that there are approximately 600 retail gasoline stations supplying E85. However, this remains a relatively small percentage of the total number of U.S. retail gasoline stations, which is approximately 170,000.

Ethanol production continues to rapidly grow as additional plants and plant expansions become operational. According to the Renewable Fuels Association, as of April 2006, over 97 ethanol plants were producing ethanol with a combined annual production capacity of 4.49 billion gallons per year and current expansions and plants under construction constituted an additional future production capacity of 2.17 billion gallons per year. Since the current national ethanol production capacity exceeds the 2006 RFS requirement, we believe that other market factors, such as the growing trend for reduced usage of MTBE by the oil industry, state renewable fuels standards and increases in voluntary blending by terminals, are primarily responsible for current ethanol prices being higher than historical levels. Accordingly, it is possible that the RFS requirements may not significantly impact ethanol prices in the short-term. However, the increased requirement of 7.5 billion gallons by 2012 is expected to support ethanol prices in the long term. A greater supply of ethanol on the market from these additional plants and plant expansions could reduce the price we are able to charge for our ethanol, which in turn, could decrease our revenues when we begin sales of product.

Demand for ethanol has been supported by higher oil prices and its refined components. While the mandated usage required by the renewable fuels standard is driving demand, our management believes that the industry will require an increase in voluntary usage in order to experience long-term growth. We expect this will happen only if the price of ethanol is deemed economical by blenders. Our management also believes that increased consumer awareness of ethanol-blended gasoline will be necessary to motivate blenders to voluntarily increase the amount of ethanol blended into gasoline. In the future, a lack of voluntary usage by blenders in combination with additional supply may damage our ability to generate revenues and maintain positive cash flows.

Trends and Uncertainties Impacting the Corn and Natural Gas Markets and Our Future Cost of Goods Sold

We expect our future cost of goods sold will consist primarily of costs relating to the corn and natural gas supplies necessary to produce ethanol and distillers grains for sale.

Corn Pricing

The 2005 national corn crop was the second largest on record with national production reported by the USDA at approximately 11.1 billion bushels, exceeded only by the 2004 crop which is the largest ever recorded at approximately 11.8 billion bushels. However, variables such as planting dates, rainfall, and temperatures will likely cause market uncertainty and create corn price volatility throughout the year. In addition, if we are required to ship corn into our ethanol plant from outside our 14-county study area, our cost of corn would increase, possibly substantially. We do not expect corn prices to remain at historically low levels indefinitely, as cash corn prices in Michigan exceeded $3.00 during November and December 2006. Although we do not expect to begin operations until the third quarter of 2008, we expect these same factors will continue to cause continuing volatility in the price of corn, which will significantly impact our cost of goods sold.

Natural Gas Pricing

Natural gas is an important input to the ethanol manufacturing process. We estimate that our natural gas usage will be approximately 15-30% of our annual total production cost. Recently, the price of natural gas has risen along with other energy sources and has only been available at prices exceeding the 10-year historical average. The prices may increase our costs of production when we become operational. Due to the active hurricane season in late 2005 that disrupted up to 29% of the natural gas wells in the Gulf of Mexico, natural gas prices substantially increased and became more volatile. Future hurricanes in the Gulf of Mexico could cause similar or greater uncertainty. Natural gas prices tend to follow crude oil prices, which also reached historic highs during 2006. We expect this trend to continue into 2007. In addition, the price of natural gas has historically fluctuated with seasonal weather changes, often experiencing price spikes during extended cold spells. We look for continued volatility in the natural gas market. Any ongoing increases in the price of natural gas will increase our cost of production and may negatively impact our future profit margins.

Ethanol Pricing

Ethanol pricing has historically tended to generally track wholesale gasoline prices but can still vary based on different market demands at any point in time for ethanol as compared to gasoline. Regional pricing tends to follow national pricing less the freight difference.

Historic prices may not be indicative of future prices. On March 23, 2005, the Chicago Board of Trade (“CBOT”) launched the CBOT Denatured Fuel Ethanol futures contract. The new contract is designed to address the growing demand for an effective hedging instrument for domestically produced ethanol. Since we expect to engage a third party marketing firm to sell all of our ethanol we do not expect to directly use the new ethanol futures contract. However, it is possible that any ethanol marketing firm we engage may use the new ethanol futures contracts to manage ethanol price volatility.

Distillers Grains Pricing

Historically, the price of distillers grains has been relatively steady. Various factors affect the price of distillers grains, including, among others, the price of corn, soybean meal and other alternative feed products, and the general supply and demand of domestic and international markets for distillers grains. We believe that unless demand increases, the price of distillers grains may be subject to future downward pressure as the supply of distillers grains increases because of increased ethanol production.

Competition within the State of Michigan and the North Central Region of the United States

Currently, there are commercial scale operating ethanol plants in the state of Michigan. In addition, we believe that there are several ethanol plants in various stages of planning and development throughout the north central region of the United States including the state of Michigan. Some of these development-stage plants may be built near our proposed plant site. Due to the preliminary nature of many of these projects, it is difficult to estimate the number of potential ethanol projects within our region.

Technology Developments

A new technology has recently been introduced, which removes corn oil from concentrated thin stillage (a by-product of “dry milling” ethanol processing facilities) which would be used as an animal feed supplement or possibly as an input for bio-diesel production. Although the recovery of oil from the thin stillage may be economically feasible, it fails to produce the advantages of removing the oil prior to the fermentation process. Various companies are currently working on or have already developed starch separation technologies that economically separate a corn kernel into its main components. The process removes the germ, pericarp and tip of the kernel leaving only the endosperm of kernel for the production of ethanol. This technology has the capability to reduce drying costs and the loading of volatile organic compounds. The separated germ would also be available through this process for other uses such as high oil feeds or bio-diesel production. Each of these new technologies is currently in its early stages of development. We anticipate fractionating corn in the future and to use the corn oil for biodiesel production, however there is no guarantee that either technology will be successful or that we will be able to implement the technology in our ethanol plant.

Liquidity and Capital Resources

As of June 30, 2007, we had total assets of $17,013,650 consisting primarily of land and construction in progress to be part of our proposed location outside of Ithaca, Michigan and cash and cash equivalents. As of June 30, 2007, we had current liabilities of $2,261,059. Total members’ equity as of June 30, 2007, was $14,752,591. Since our inception, we have generated no revenue from operations.

Capitalization Plan

Based on our business plan and current construction cost estimates, we believe the total project will cost approximately $233,285,000. Our capitalization plan consists of a combination of equity, including equity capital raised in the Form S-1 registration statement offering, debt, government grants and tax increment financing. In the event that our total project cost exceeds $233,285,000 for any reason, we intend to seek additional debt and/or equity financing to offset the increase.

We raised $16,368,250 in our previous private placement offerings. In addition, we are seeking to raise a minimum of $50,000,000 and a maximum of $100,000,000 of equity in the Form S-1 registration statement offering. Including the $16,368,250 we raised in our seed capital offerings and depending on the level of equity raised in the Form S-1 registration statement offering and the amount of grants and other incentives awarded to us, we expect to require debt financing ranging from a minimum of $116,916,750 to a maximum of $166,916,750.

As of July 13, 2007, Liberty received proceeds of $380,000 from the issuance of promissory notes to the following individuals on our Board of Managers – L. Donald Miller in the amount of $200,000, Matthew Dutcher in the amount of $150,000, Dennis C. Muchmore in the amount of $20,000 and Darryl K. Fowler in the amount of $10,000. These promissory notes will be paid at the earlier of the closing of (i) a bridge loan, (ii) initial closing of the Form S-1 registration statement offering or (iii) $200,000 in April 2008 and the balance of $180,000 in July 2008. The promissory notes bear interest at 20% per annum with a minimum fee of 5% through the first three months of the term.

On July 20, 2007, we executed a promissory note payable to ICM in the principal amount of $1,200,000 to provide interim financing of our operations. The outstanding principal amount of the note and all accrued and unpaid interest are payable on October 15, 2007. The note carries an interest rate of 12% per annum and we may prepay the note without penalty. The note is personally guaranteed by our President, David Skjaerlund. We are also negotiating with ICM regarding the terms of a $10,000,000 revolving line of credit. The tentative terms of the line of credit are that the line of credit would carry an interest rate of 12% per annum, would mature on November 1, 2007, all outstanding principal and interest would be due and payable on the maturity date, it will be secured by all of our assets, other than 203 acres of our land, and will be personally guaranteed by our President, David Skjaerlund. The line of credit is subject to the negotiation and execution of definitive agreements. The promissory note and line of credit will be paid off with proceeds form the Form S-1 registration statement offering.

We expect the senior loan will be a construction loan secured by all of our real property and other assets, including receivables and inventories. Based on our knowledge of similar loans made in the industry, we anticipate we will pay near prime rate on this loan, plus annual fees for maintenance and observation of the loan by the lender; however, we cannot assure you that we will be able to obtain debt financing or that adequate debt financing will be available on the terms we currently anticipate. If we are unable to obtain senior debt in an amount necessary to fully capitalize the project, we may have to seek subordinated debt financing which could require us to issue warrants. The issuance of warrants could reduce the value of your units.

While we have entered into a non-binding term sheet with Farm Credit Services of Grand Forks which outlines the terms of potential debt financing, we do not have contracts or commitments with any bank, lender, underwriter, placement agent, governmental entity or financial institution for debt financing. We have started identifying and interviewing potential lenders, however, we have not signed any commitment or contract for debt financing. Completion of the project relies entirely on our ability to attract these loans and close on the Form S-1 registration statement offering. The non-binding term sheet with Farm Credit Services of Grand Forks contemplates traditional senior debt of approximately $54.85 million and the issuance of tax exempt bonds, with letters of credit supporting the bonds, of approximately $63.75 million for a combined total of approximately $118.6 million. The loans would be split into three loans, one for project costs, one for the planned utility substation and one for working capital and startup costs. We would be required to pay an origination fee for the loan of between 1.35% and 1.55%. Quarterly payments of interest will be due prior to completion of construction of the ethanol plant with the outstanding principle on the loan being due over the succeeding 10 years. The bonds would have a 10 year amortization. Interest on the loan would be payable at a rate of LIBOR plus 350 basis points through completion of construction of the ethanol plant. After completion of construction, we will have the option to convert one half of the project cost portion of the loan to a fixed rate loan at 350 basis points over the bank’s cost of funds and the utility substation portion could be converted to a fixed rate loan at 350 basis points over the bank’s cost of funds. The bonds will be priced off of the BMA Muni Swap Index, which currently has a pricing of approximately 3.6%.

Critical Accounting Estimates

Management uses estimates and assumptions in preparing our financial statements in accordance with U.S. generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, the reported revenues and expenses and the fair value of share-based payments. Significant estimates include the deferral of expenditures for offering costs, which are dependent upon successful financing of the project. We defer the costs incurred to raise equity financing until that financing occurs. At the time we issue new equity, we will net these costs against the equity proceeds received. Alternatively, if the equity financing does not occur, we will expense the offering costs. It is at least reasonably possible that financing for our project will not be successful, causing these estimates to change in the near term. Other critical accounting estimates include the estimated fair value of share-based payments which were determined by the Company with the assistance of Stout Risius Ross, Inc., an independent valuation firm, utilizing the Black-Scholes Formula and certain assumptions.

Quantitative and Qualitative Disclosures about Market Risk

We consider market risk to be the potential loss arising from adverse changes in market rates and prices. We are subject to significant market risk with respect to the price of ethanol, our principal product, and the price and availability of corn, the principal commodity used in our ethanol production process. In general, ethanol prices are influenced by the supply and demand for gasoline, the availability of substitutes and the effect of laws and regulations. Higher corn costs result in lower profit margins and, therefore, represent unfavorable market conditions. Traditionally, ethanol producers have not been able to pass along increased corn costs to their ethanol customers. We anticipate that ethanol will initially represent approximately 80% of our total revenue. At August 7, 2007, the CBOT price per gallon of ethanol on the September 2007 futures contract was $1.82.

The availability and price of corn are subject to wide fluctuations due to unpredictable factors such as weather conditions during the corn growing season, carry-over from the previous crop year and current crop year yield, governmental policies with respect to agriculture, and international supply and demand. We anticipate that corn costs will initially represent approximately 60% of our total cost of goods sold. Over the ten-year period from 1996 through 2005, corn prices (based on the CBOT daily futures data) have ranged from a low of $1.75 per bushel in 2000 to a high of $5.48 per bushel in 1996, with prices averaging $2.47 per bushel during this period. At August 7, 2007, the CBOT price per bushel of corn on the September 2007 futures contract was $3.25.

We are also subject to market risk with respect to our supply of natural gas that is consumed in the ethanol production process and has been historically subject to volatile market conditions. Natural gas prices and availability are affected by weather conditions and overall economic conditions. We anticipate that natural gas costs will initially represent approximately 30% of our cost of goods sold. The price fluctuation in natural gas prices over the six-year period from December 31, 1999 through June 26, 2007, based on the NYMEX daily futures data, has ranged from a low of $1.83 per million BTU in 2001 to a high of $13.91 per million BTU for 2005, averaging $5.11 per million BTU during this period. At August 10, 2007, the NYMEX price of natural gas on the September 2007 futures contract was $6.47 per million BTU.

We have prepared a sensitivity analysis to estimate our exposure to market risk with respect to our corn and natural gas requirements, ethanol contracts and the related exchange-traded contracts for 2005. Market risk is estimated as the potential loss in fair value, resulting from a hypothetical 10.0% adverse change in the fair value of our corn and natural gas requirements and ethanol contracts (based on average prices for 2005) net of the corn and natural gas forward and futures contracts used to hedge our market risk with respect to our corn and natural gas requirements. The results of this analysis, which are based on December 18, 2006 price information and may differ from actual results, are as follows:

Commodity	Volume Requirements	Price as of December 18, 2006	Total Price as of December 18, 2006	Hypothetical Adverse Change in Price	Change in Annual Pre-Tax Income
	(in millions)		(in millions)		(in millions)
Ethanol	110 gallons	$2.35	$258.5	10.0%(-$ .235)	$25.85
Corn	40 bushels	$3.65	$146.0	10.0%(+$ .365)	$14.60
Natural Gas	3.4 MMBTU	$7.07	$24.1	10.0%(+$ .707)	$2.41

The following price sensitivity analysis was prepared for us by the accounting firm Kennedy & Coe as part of a financial model report and the sole purpose is to illustrate the effect of volatile changes in ethanol and corn pricing on the profitability of the proposed ethanol plant and the potential exposure to market risk. The profitability of an ethanol plant is subject to significant market risk with respect to price of ethanol, the principal product marketed, and the price and availability of corn, the principal product used in the ethanol production process—and any investment involves a significant degree of risk.

The Kennedy & Coe report was completed to update the financial model included in the April 2006 feasibility study prepared by PRX for us. This model is based on the May 18, 2007 term sheet agreement for project financing that was executed by Grand Forks Farm Credit and us. The model uses typical industry cost projections which may not reflect our actual operating costs or expenditures. The price sensitivity analysis is based on year 3 of proposed operations.

The price sensitivity matrix is not a guarantee of future results and should not be relied upon as such. The following factors can impact the results of the financial model and price sensitivity analysis:

•	There may be problems with plant production or operations causing the plant to produce less than 110 million gallons of ethanol per year.

•	Actual costs of enzymes, supplies and natural gas may be higher than what is estimated.

•	Payroll expenses may actually be higher than what is projected.

•	Interest rates may actually be higher, increasing project financing costs.

•	Project costs may be higher when construction is actually completed.

•	Actual financing terms may be different at financial closing than the proposed term sheet.

The following assumptions were used in the financial model to generate the price sensitivity matrix:

DDGS price per ton $100.00 Total tons of DDGS sold 381,000 tons Natural gas cost per MMBTU $7.00 BTU’ S used per ethanol gallon 34,000 Payroll Expense $2,918,000	Ethanol gallons sold 118,680,000 Ethanol gallons per bushel corn 2.80 Electricity cost per kw $0.043 KW’s used per ethanol gallon 0.75 Denaturant cost/gal ethanol $0.0875	Total project cost $215,360,000 Total equity $96,760,000 Percent equity 45% Interest rate on SR debt 8.82% Interest rate on bond debt 7.30%

Price Sensitivity Matrix—Return on Investment (Year 3)

	Ethanol Price
	$1.50	$1.60	$1.70	$1.80	$1.90	$2.00	$2.10	$2.20	$2.30	$2.40	$2.50
Corn Price
$5.00	-79.8%	-67.5%	-55.3%	-43.0%	-30.7%	-18.5%	-6.2%	6.1%	18.3%	30.6%	42.9%
$4.90	-75 4%	-63 2%	-50 9%	-386%	-264%	-14 1%	-1 8%	104%	22 7%	35 0%	472%
$4.80	-71.0%	-58.8%	-46.5%	-34.2%	-22.0%	-9.7%	2.6%	14.8%	27.1%	39.4%	51.6%
$4.70	-667%	-544%	-42 1%	-29 9%	-17 6%	-5 3%	69%	192%	31 5%	43 7%	560%
$4.60	-62.3%	-50.0%	-37.7%	-25.5%	-13.2%	-0.9%	11.3%	23.6%	35.8%	48.1%	60.4%
$4.50	-579%	-45 6%	-334%	-21 1%	-8 8%	3 4%	15 7%	28 0%	402%	52 5%	64 8%
$4.40	-53.5%	-41.2%	-29.0%	-16.7%	-4.5%	7.8%	20.1%	32.3%	44.6%	56.9%	69.1%
$4.30	-49 1%	-369%	-24 6%	-12 3%	-0 1%	122%	24 5%	36 7%	490%	61 3%	73 5%
$4.20	-44.8%	-32.5%	-20.2%	-8.0%	4.3%	16.6%	28.8%	41.1%	53.4%	65.6%	77.9%
$4.10	-404%	-28 1%	-15 8%	-3 6%	8 7%	21 0%	33 2%	45 5%	57 8%	700%	82 3%
$4.00	-36.0%	-23.7%	-11.5%	0.8%	13.1%	25.3%	37.6%	49.9%	62.1%	74.4%	86.7%
$3.90	-31.6%	-19.3%	-7.1%	5.2%	17.5%	29.7%	42.0%	54.2%	66.5%	78.8%	91.0%
$3.80	-27.2%	-15.0%	-2.7%	9.6%	21.8%	34.1%	46.4%	58.6%	70.9%	83.2%	95.4%
$3.70	-229%	-10 6%	1 7%	13 9%	262%	385%	50 7%	63 0%	75 3%	87 5%	998%
$3.60	-18.5%	-6.2%	6.1%	18.3%	30.6%	42.9%	55.1%	67.4%	79.7%	91.9%	104.2%
$3.50	-14.1%	-1.8%	10.4%	22.7%	35.0%	47.2%	59.5%	71.8%	84.0%	96.3%	108.6%
$3.40	-9.7%	2.6%	14.8%	27.1%	39.4%	51.6%	63.9%	76.1%	88.4%	100.7%	112.9%
$3.30	-5.3%	6.9%	19.2%	31.5%	43.7%	56.0%	68.3%	80.5%	92.8%	105.1%	117.3%
$3.20	-0.9%	11.3%	23.6%	35.8%	48.1%	60.4%	72.6%	84.9%	97.2%	109.4%	121.7%
$3.10	34%	157%	280%	402%	525%	648%	770%	893%	1016%	113 8%	126 1%
$3.00	7.8%	20.1%	32.3%	44.6%	56.9%	69.1%	81.4%	93.7%	105.9%	118.2%	130.5%

We will also be subject to interest rate risk in connection with our anticipated borrowing arrangements. We anticipate that our borrowings will bear interest at either LIBOR or the prime interest rate plus a margin. In addition to paying interest on the outstanding principal under our borrowing agreements, we anticipate that we will also be required to pay a commitment fee to our lenders in respect of unused loan commitments. The interest rate and the commitment fee are likely to be subject to adjustment based on our financial ratios.

Off-Balance Sheet Arrangements.

We do not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

We consider market risk to be the potential loss arising from adverse changes in market rates and prices. We are subject to significant market risk with respect to the price of ethanol, our principal product, and the price and availability of corn, the principal commodity used in our ethanol production process. In general, ethanol prices are influenced by the supply and demand for gasoline, the availability of substitutes and the effect of laws and regulations. Higher corn costs result in lower profit margins and, therefore, represent unfavorable market conditions. Traditionally, ethanol producers have not been able to pass along increased corn costs to their ethanol customers. We anticipate that ethanol will initially represent approximately 80% of our total revenue. At August 7, 2007, the CBOT price per gallon of ethanol on the September 2007 futures contract was $1.82.

The availability and price of corn are subject to wide fluctuations due to unpredictable factors such as weather conditions during the corn growing season, carry-over from the previous crop year and current crop year yield, governmental policies with respect to agriculture, and international supply and demand. We anticipate that corn costs will initially represent approximately 60% of our total cost of goods sold. Over the ten-year period from 1996 through 2005, corn prices (based on the CBOT daily futures data) have ranged from a low of $1.75 per bushel in 2000 to a high of $5.48 per bushel in 1996, with prices averaging $2.47 per bushel during this period. At August 7, 2007, the CBOT price per bushel of corn on the September 2007 futures contract was $3.25.

We are also subject to market risk with respect to our supply of natural gas that is consumed in the ethanol production process and has been historically subject to volatile market conditions. Natural gas prices and availability are affected by weather conditions and overall economic conditions. We anticipate that natural gas costs will initially represent approximately 30% of our cost of goods sold. The price fluctuation in natural gas prices over the six-year period from December 31, 1999 through June 26, 2007, based on the NYMEX daily futures data, has ranged from a low of $1.83 per million BTU in 2001 to a high of $13.91 per million BTU for 2005, averaging $5.11 per million BTU during this period. At August 10, 2007, the NYMEX price of natural gas on the January 2008 futures contract was $8.62 per million BTU.

We have prepared a sensitivity analysis to estimate our exposure to market risk with respect to our corn and natural gas requirements, ethanol contracts and the related exchange-traded contracts for 2005. Market risk is estimated as the potential loss in fair value, resulting from a hypothetical 10.0% adverse change in the fair value of our corn and natural gas requirements and ethanol contracts (based on average prices for 2005) net of the corn and natural gas forward and futures contracts used to hedge our market risk with respect to our corn and natural gas requirements. The results of this analysis, which are based on December 18, 2006 price information and may differ from actual results, are as follows:

Commodity	Volume Requirements	Price as of December 18, 2006	Total Price as of December 18, 2006	Hypothetical Adverse Change in Price	Change in Annual Pre-Tax Income
	(in millions)		(in millions)		(in millions)
Ethanol	110 gallons	$2.35	$258.5	10.0%(-$ .235)	$25.85
Corn	40 bushels	$3.65	$146.0	10.0%(+$ .365)	$14.60
Natural Gas	3.4 MMBTU	$7.07	$24.1	10.0%(+$ .707)	$2.41

The following price sensitivity analysis was prepared for us by the accounting firm Kennedy & Coe as part of a financial model report and the sole purpose is to illustrate the effect of volatile changes in ethanol and corn pricing on the profitability of the proposed ethanol plant and the potential exposure to market risk. The profitability of an ethanol plant is subject to significant market risk with respect to price of ethanol, the principal product marketed, and the price and availability of corn, the principal product used in the ethanol production process—and any investment involves a significant degree of risk.

The Kennedy & Coe report was completed to update the financial model included in the April 2006 feasibility study prepared by PRX for us. This model is based on the May 18, 2007 term sheet agreement for project financing that was executed by Grand Forks Farm Credit and us. The model uses typical industry cost projections which may not reflect our actual operating costs or expenditures. The price sensitivity analysis is based on year 3 of proposed operations.

The price sensitivity matrix is not a guarantee of future results and should not be relied upon as such. The following factors can impact the results of the financial model and price sensitivity analysis:

•	There may be problems with plant production or operations causing the plant to produce less than 110 million gallons of ethanol per year.

•	Actual costs of enzymes, supplies and natural gas may be higher than what is estimated.

•	Payroll expenses may actually be higher than what is projected.

•	Interest rates may actually be higher, increasing project financing costs.

•	Project costs may be higher when construction is actually completed.

•	Actual financing terms may be different at financial closing than the proposed term sheet.

The following assumptions were used in the financial model to generate the price sensitivity matrix:

DDGS price per ton $100.00 Total tons of DDGS sold 381,000 tons Natural gas cost per MMBTU $7.00 BTU’ S used per ethanol gallon 34,000 Payroll Expense $2,918,000	Ethanol gallons sold 118,680,000 Ethanol gallons per bushel corn 2.80 Electricity cost per kw $0.043 KW’s used per ethanol gallon 0.75 Denaturant cost/gal ethanol $0.0875	Total project cost $215,360,000 Total equity $96,760,000 Percent equity 45% Interest rate on SR debt 8.82% Interest rate on bond debt 7.30%

Price Sensitivity Matrix—Return on Investment (Year 3)

	Ethanol Price
	$1.50	$1.60	$1.70	$1.80	$1.90	$2.00	$2.10	$2.20	$2.30	$2.40	$2.50
Corn Price
$5.00	-79.8%	-67.5%	-55.3%	-43.0%	-30.7%	-18.5%	-6.2%	6.1%	18.3%	30.6%	42.9%
$4.90	-75 4%	-63 2%	-50 9%	-386%	-264%	-14 1%	-1 8%	104%	22 7%	35 0%	472%
$4.80	-71.0%	-58.8%	-46.5%	-34.2%	-22.0%	-9.7%	2.6%	14.8%	27.1%	39.4%	51.6%
$4.70	-667%	-544%	-42 1%	-29 9%	-17 6%	-5 3%	69%	192%	31 5%	43 7%	560%
$4.60	-62.3%	-50.0%	-37.7%	-25.5%	-13.2%	-0.9%	11.3%	23.6%	35.8%	48.1%	60.4%
$4.50	-579%	-45 6%	-334%	-21 1%	-8 8%	3 4%	15 7%	28 0%	402%	52 5%	64 8%
$4.40	-53.5%	-41.2%	-29.0%	-16.7%	-4.5%	7.8%	20.1%	32.3%	44.6%	56.9%	69.1%
$4.30	-49 1%	-369%	-24 6%	-12 3%	-0 1%	122%	24 5%	36 7%	490%	61 3%	73 5%
$4.20	-44.8%	-32.5%	-20.2%	-8.0%	4.3%	16.6%	28.8%	41.1%	53.4%	65.6%	77.9%
$4.10	-404%	-28 1%	-15 8%	-3 6%	8 7%	21 0%	33 2%	45 5%	57 8%	700%	82 3%
$4.00	-36.0%	-23.7%	-11.5%	0.8%	13.1%	25.3%	37.6%	49.9%	62.1%	74.4%	86.7%
$3.90	-31.6%	-19.3%	-7.1%	5.2%	17.5%	29.7%	42.0%	54.2%	66.5%	78.8%	91.0%
$3.80	-27.2%	-15.0%	-2.7%	9.6%	21.8%	34.1%	46.4%	58.6%	70.9%	83.2%	95.4%
$3.70	-229%	-10 6%	1 7%	13 9%	262%	385%	50 7%	63 0%	75 3%	87 5%	998%
$3.60	-18.5%	-6.2%	6.1%	18.3%	30.6%	42.9%	55.1%	67.4%	79.7%	91.9%	104.2%
$3.50	-14.1%	-1.8%	10.4%	22,7%	35.0%	47.2%	59.5%	71.8%	84.0%	96.3%	108.6%
$3.40	-9.7%	2.6%	14.8%	27.1%	39.4%	51.6%	63.9%	76.1%	88.4%	100.7%	112.9%
$3.30	-5.3%	6.9%	19.2%	31.5%	43.7%	56.0%	68.3%	80.5%	92.8%	105.1%	117.3%
$3.20	-0.9%	11.3%	23.6%	35.8%	48.1%	60.4%	72.6%	84.9%	97.2%	109.4%	121.7%
$3.10	34%	157%	280%	402%	525%	648%	770%	893%	1016%	113 8%	126 1%
$3.00	7.8%	20.1%	32.3%	44.6%	56.9%	69.1%	81.4%	93.7%	105.9%	118.2%	130.5%

We will also be subject to interest rate risk in connection with our anticipated borrowing arrangements. We anticipate that our borrowings will bear interest at either LIBOR or the prime interest rate plus a margin. In addition to paying interest on the outstanding principal under our borrowing agreements, we anticipate that we will also be required to pay a commitment fee to our lenders in respect of unused loan commitments. The interest rate and the commitment fee are likely to be subject to adjustment based on our financial ratios.

Item 4.	Controls and Procedures.

As of June 30, 2007, under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and regulations and are operating in an effective manner.

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On March 8, 2007, the Michigan Department of Environmental Quality approved our application for a minor source construction permit for air emissions (PTI No. 241-06). The air permit includes a 8,000 bushel per hour grain dryer and limits the production of ethanol on the site to 121 million gallons per year. On July 9, 2007, we were officially served with a Petition For Review-Complaint filed by an organization called Concerned Citizens of Gratiot County, LLC, a Michigan limited liability company, with the Ingham County, Michigan Circuit Court. The suit seeks judicial review of the grant to us by the Michigan Department of Environmental Quality (DEQ) of a permit to install for construction of our ethanol plant and requests the court to declare the permit void. The suit requests a declaration under the Michigan Environmental Protection Act (MEPA) that the operation of the proposed Liberty plant, without additional enforceable emissions controls, is likely to pollute, impair, or destroy natural resources. The DEQ and Liberty have filed answers denying that the plaintiff is entitled to any relief and Liberty intends to vigorously defend this lawsuit.

Item 1A.	Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in the Company’s Registration Files on Form S-1 filed June 7, 2007 as amended by July 31, 2007 post-effective amendment No. 3 financial statements and related notes.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits.

Exhibit Number	Description of Exhibits
10.26*	Facilities Agreement Executed in May 2007, between Consumers Energy and Liberty Renewable Fuels, LLC for Provision of Extraordinary Facilities For High Voltage Distribution Service

10.27*	Agreement Executed in February 2007, between Consumers Energy and Liberty Renewable Fuels, LLC for Provisions of Natural Gas Facilities for Unusual Facilities Requirements

23.1*	Consent of Stout Risius Ross, Inc. dated August 14, 2007

23.2*	Consent of Kennedy & Coe, LLC dated August 14, 2007

31.1*	Certification of Chief Executive Officer under Securities Exchange Act Rules 13a-14 or 15d-14

31.2*	Certification of Chief Financial Officer under Securities Exchange Act Rules 13a-14 or 15d-14

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY RENEWABLE FUELS LLC

Date: August 13, 2007	By:	/S/ DAVID SKJAERLUND
David Skjaerlund President and Chief Executive Officer