Form 10-Q
period 2007-09-30
LIBERTY RENEWABLE FUELS LLC
filed 2007-11-19
CIK 1373025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

As of November 16, 2007, there were 4,635 units of Liberty Renewable Fuels LLC outstanding.

		Page
PART I FINANCIAL INFORMATION
Item 1.	Financial Statements

	Condensed Balance Sheets as of September 30, 2007 and December 31, 2006	3

	Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2007 and Inception to September 30, 2007 and 2006	4

	Condensed Statements of Changes in Members’ Equity from Inception to September 30, 2007	5

	Condensed Statements of Cash Flows - Indirect Method for the Nine Months Ended September 30, 2007 and from Inception to Months Ended September 30, 2007 and 2006	6

	Notes to Condensed Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34

Item 4.	Controls and Procedures	36

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	37

Item 1A.	Risk Factors	37

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 3.	Defaults Upon Senior Securities	37

Item 4.	Submission of Matters to a Vote of Security Holders	37

Item 5.	Other Information	37

Item 6.	Exhibits	38

Signatures		39

Exhibits Filed with this Report

Liberty Renewable Fuels, LLC
(A Development Stage Company)
 Condensed Balance Sheets

	September 30, 2007	December, 31, 2006
	(Unuadited)
ASSETS
Current Assets
Cash in Bank and Savings, including $1,634,000 restricted at September 30, 2007	$1,853,352	$3,283,199
Prepaid Expenses	50,809	8,546
Total Current Assets	1,904,161	3,291,745
Fixed Assets

Software and Office Equipment, net of accumulated amortization and deprecation of $1,452 at 9/30/07	10,762	2,935

Construction in Progress including capitalized interest of $101,470 at 9/30/07	35,527,609	1,266,979
Land	3,059,877	3,059,800
Total Fixed Assets	38,598,248	4,329,714
Other Assets
Deposits	5,641,952	37,000
Deferred Acquisition Costs	95,964	-
Deferred Offering Costs	2,475,840	259,650
Loan Origination Fees	25,000	-
Total Other Assets	8,238,756	296,650
Total Assets	$48,741,165	$7,918,109
LIABILITIES AND MEMBERS' EQUITY
Current Liabilities
Accounts Payable	$5,179,894	$216,715
Accounts Payable - ICM	21,796,828	-
Land Contracts Payable	475,000	623,230
Settlement Payable	350,000	350,000
Line-of-Credit	5,995,340	-
Notes Payable - Members	380,000	-
Accrued Interest Payable	136,840	-
Total Current Liabilities	34,313,902	1,189,945

Commitments and Contingencies - See Note
MEMBERS' EQUITY
Members' Equity
Issued Membership Units 1,241 units @ $2,250	2,792,250	2,792,250
Subscribed Membership Units 1,300 @ $4,000, less offering costs of $141,693	-	5,058,307
Issued Membership Units 3,394 @ $4,000, less offering costs of $141,693	13,434,307	-
Paid in Capital	1,163,666	412,384
Deficit Accumulated during Development Stage	(2,962,960)	(1,534,777)
Total Members' Equity	14,427,263	6,728,164
Total Liabilities and Members' Equity	$48,741,165	$7,918,109

* Notes to the Financial Statements are an integral part of this Statement.*

Liberty Renewable Fuels, LLC
(A Development Stage Company)
Condensed Statements of Operations

	Nine Months Ended September 30,	Three Months Ended September 30,	Three Months Ended September 30,	From Inception (June 21, 2006) to September 30,	From Inception (June 21, 2006) to September 30,
	2007	2007	2006	2006	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$-	$-	$-	$-	$-

Operating Expenses
Professional Fees	600,856	237,203	79,929	79,929	1,015,060
Organizational	36,824	12,743	223,412	379,169	228,670
General and Administrative	943,854	344,762	147,789	147,789	1,407,608
Settlement	-	-	-	520,000	520,000
Total	1,581,534	594,708	451,130	1,126,887	3,171,338

Operating Loss	(1,581,534)	(594,708)	(451,130)	(1,126,887)	(3,171,338)

Other Income (Expense)
Interest Income	153,250	18,952	10,607	11,006	208,077
Other	101	-	200	200	301
Total	153,351	18,952	10,807	11,206	208,378

Net Loss	(1,428,183)	(575,756)	(440,323)	(1,115,681)	(2,962,960)

Net Loss Per Weighted Average Unit - Basic
and Diluted 4,540 Units 4,635 Units 974 Units 896 Units and 3,277 Units, Respectively	$(315)	$(124)	$(452)	$(1,245)	$(904)

* Notes to the Financial Statements are an integral part of this Statement.*

Liberty Renewable Fuels, LLC
(A Development Stage Company)
Condensed Statement of Changes in Members' Equity
From Inception (June 21, 2006) to September 30, 2007

	Membership Units		Subscribed Membership Units		Paid-In	Deficit Accumulated During Development
	Units	Amount	Units	Amount	Capital	Stage	Total
Balance - June 21, 2006 (Date of Inception)	-	-	-	-	-	-	-

Membership Units Issued for Cash	1,241	2,792,250	-	-	-	-	2,792,250

Membership Units Subscribed for Cash (less
offering costs of $141,693)	-	-	1,300	5,058,307	-		5,058,307

Share Based Compensation	-	-	-	-	412,384	-	412,384

Net Loss	-	-	-	-	-	(1,534,777)	(1,534,777)

Balance - December 31, 2006	1,241	$2,792,250	$1,300	$5,058,307	$412,384	$(1,534,777)	$6,728,164

Previous Subscribed Now Issued (less offering costs of $141,693)	1,300	5,058,307	(1,300)	(5,058,307)	-	-	-

Membership Units Issued for Cash	2,094	8,376,000	-	-	-	-	8,376,000

Share Based Compensation	-	-	-	-	751,282	-	751,282

Net Loss	-	-	-	-	-	(1,428,183)	(1,428,183)

Balance - September 30, 2007	4,635	$16,226,557	-	$-	$1,163,666	$(2,962,960)	$14,427,263

*  Notes to the Financial Statements are an integral part of this Statement.*

Liberty Renewable Fuels, LLC
(A Development Stage Company)
Condensed Statements of Cash Flows - Indirect Method

		From Inception	From Inception
	Nine Months Ended	(June 21, 2006) to	to (June 21,2006)
	September 30, 2007	September 30, 2006	September 30, 2007
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,428,183)	$(1,115,681)	$(2,962,960)
Adjustments to reconcile net loss to
net cash used in operating activities:
Share Based Compensation Expense	751,282	162,590	1,163,666
Amortization and Depreciation	1,452	-	1,452

Change in:
Prepaid Expenses	(42,263)	-	(50,809)
Accounts Payable and Accrued Interest	(47,061)	-	(18,725)
Other Payables	-	350,000	350,000

NET CASH USED
IN OPERATING ACTIVITIES	(764,773)	(603,091)	(1,517,376)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for Construction in Progress	(7,555,792)	(257,800)	(8,647,771)
Payments for Land Options	-	-	(2,686)
Purchase of Office Equipment and Computer Software	(9,279)	(2,057)	(12,214)
Purchase of Conservation Development Easement	-	-	(50,000)
Purchase of Land	(77)	(179,517)	(1,918,493)
Increase in Deposit	(5,604,952)	-	(5,641,952)
Increase in Investment		(150,000)
Deferred Acquistion Costs	(95,964)	-	(95,964)

NET CASH USED
IN INVESTING ACTIVITIES	(13,266,064)	(589,374)	(16,369,080)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Notes Payable - Members	380,000	-	380,000
Borrowings on Line-of-Credit	5,995,340	-	5,995,340
Payments on Land Contract	(148,230)	-	(613,698)
Deferred Offering Costs	(1,977,120)	-	(2,223,391)
Loan Origination Fees	(25,000)	-	(25,000)
Payments for Offering Costs	-	-	(141,693)
Sales and Subscriptions of Membership Units	8,376,000	2,792,250	16,368,250

NET CASH PROVIDED
BY FINANCING ACTIVITIES	12,600,990	2,792,250	19,739,808

NET INCREASE (DECREASE) IN CASH	(1,429,847)	1,599,785	1,853,352

CASH AT BEGINNING OF PERIOD	3,283,199	-	-

CASH AT END OF PERIOD	$1,853,352	$1,599,785	$1,853,352

NON CASH INVESTING ACTIVITIES AND FINANCING ACTIVITIES
Land Acquired by Land Contract	$-	$955,000	$1,088,698
Deferred Offering Costs Included in Accounts Payable	239,070	-	239,070
Construction in Progress Costs Included in Accounts Payable	26,704,838	-	26,704,838

SUPPLEMENTAL DISCLOSURE- Interest Paid Net of Capitalized Interest	$5,942	$-	$20,474

* Notes to the Financial Statements are an integral part of this Statement.*

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures that would substantially duplicate those contained in the most recent annual report included in the S-1 Registration Statement. The financial statements as of September 30, 2007 and for the interim periods ended September 30, 2007 and September 30, 2006 are unaudited and include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 2006 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in such audited financial statements.

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

Nature of Business

Liberty Renewable Fuels, LLC (a development stage Delaware limited liability company) (the “Company”) to be located near Ithaca, Michigan was organized to pool investors to build a 110 million gallon natural gas powered ethanol plant. As of September 30, 2007, the Company is in the development stage with its efforts being principally devoted to organizational and equity raising activities. The Company has closed on all the land necessary for the entire project. The Company’s builder, ICM of Colwich, Kansas (“ICM”), began construction of the ethanol plant in July 2007. The Company has signed an agreement with a design builder to design and build the balance of the project beyond the actual plant itself. Also, the Company has agreements in place to originate over half of the corn necessary to run the plant at name plate capacity. The balance of the corn necessary to run the plant is expected to come primarily from on farm storage and other local elevators. However, there are many risks related to the project. The Company’s ability to construct the ethanol plant is dependent upon obtaining adequate equity and debt financing and many other factors including risks related to regulation and governmental action and construction risks. The Company also will be subject to risks related to ethanol production and the ethanol industry. These risks may impact whether or not the company will be able to begin ethanol production and continue as a going concern.

Cash Held in Escrow

Investments received from the Form S-1 registration statement offering will be held in escrow until the earliest of (1) the Company’s receipt of $50,000,000 or more in gross offering proceeds for fully-paid units and written debt financing commitments providing for sufficient debt financing, which combined with the offering proceeds and the $16,368,250 the Company raised in previous private placement offerings, would at least equal the estimated total project cost; (2) one year from the effective date of the registration statement, which was June 7, 2007; or (3) the Company’s termination of the offering. Funds held in escrow will be promptly returned to the investors if the Company does not receive written debt financing commitments sufficient to release funds from escrow by June 7, 2008. These funds held in escrow have not been reported on the accompanying balance sheet.

Purchase of Assets

The Company purchased all of the assets and assumed all of the liabilities of Liberty Renewable Fuels, L.L.C., a Michigan limited liability company (“Liberty Michigan”) in July 2006. Liberty Michigan was originally formed on February 13, 2006 for the purpose of building an ethanol plant in Central Michigan. Liberty Michigan was dissolved by its Board of Managers effective October 1, 2006 following the purchase of all of its assets by the Company. The cost of the purchase was $170,000 and was paid for with proceeds from prior equity financing. The operations of Liberty Michigan have been included in the September 2006 financials of the Company since it was determined to be a predecessor entity.

REC Settlement

As part of the acquisition of assets from Liberty Michigan in July 2006, the Company assumed the obligations of Liberty Michigan under a settlement agreement with the Renewable Energy Consultants, LLC, Mark and Terri Bateman, Rick and Susan Chesak and Cyndi Brearley (the “REC Parties”). That settlement agreement required the payment to the REC Parties of an initial payment of (i) $20,000; (ii) $150,000 upon the closing of their initial private offering, which payment has already been made; and (iii) $350,000 third installment to the REC Parties from the gross proceeds received in the “Public Offering,” (Public Offering defined in the settlement agreement as a public offering or offerings and sale of equity securities and arrangement of a debt and/or equity package, which raises the money necessary to build the ethanol refinery).

On February 27, 2007, the REC Parties delivered notice to the Company’s counsel that the REC Parties believed the third installment payment under the settlement agreement between the REC Parties and Liberty Michigan was then due. On April 25, 2007, the Company and the REC Parties entered into binding arbitration which resolved this matter in the Company’s favor. The third payment will be paid to the REC Parties when the Company has obtained financing (equity, debt or a combination) sufficient to complete construction of the ethanol plant. Such installment payment is recorded as a liability in the accompanying balance sheet and the disagreement is only over the timing of such payment.

Deposits

Deposits at September 30, 2007 consist primarily of utility deposits paid to Consumers Energy and construction related depostis paid to ICM.

2. MEMBERS’ EQUITY

The Company was formed on June 21, 2006 to have a perpetual life. The Company was initially capitalized by 31 members who contributed an aggregate of $2,792,250 for 1,241 units. The Company then raised $13,576,000, less offering costs, and accepted subscriptions for 3,394 units under a Private Placement Memorandum which was closed on January 18, 2007. This amount includes $4,000,000 from ICM, $120,000 from its employees and $4,000,000 from Eagle Energy, LLC, an unrelated farmer investment group. The balance of $5,456,000 is from various smaller investors.

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

3. NOTE PAYABLE ON LAND CONTRACTS

The Company entered into a land contract with an unrelated party on September 28, 2006, secured by a mortgage on land of 124.07 acres. The principal amount of the note is for $955,000. The note is payable in two installments. The first installment was for $480,000, and was paid on December 16, 2006. This payment was discounted in the financial statements, imputed at a 6% interest rate. The second installment for the balance due is for $475,000 principal together plus interest thereon at the rate of 6% per annum beginning January 1, 2007 and shall be due and payable on the earlier of June 1, 2007; or within 10 days after the Company obtains permanent financing for the Company’s intended use of the property as defined in the Buy and Sell Agreement dated August 21, 2006. Although the payment was not made by June 1, 2007 and an agreement for permanent financing was not entered into, the Company did receive a verbal extension for the second installment and is currently in the process of executing a formalized agreement. The second installment will not be due until the permanent financing is obtained according to the verbal extension. Included in general and administrative expense is $14,532 of interest expense from inception through December 31, 2006 and $55,843 from inception through September 30, 2007.

The Company entered into a land contract with another unrelated party on November 16, 2006, secured by a mortgage on land of 49.4 acres for a total of $296,460. On the date of execution a $148,230 principal payment was made. The agreement allows the Company to pay the outstanding balance of $148,230 on June 1, 2007. The outstanding principal and interest amounts were paid by the Company on June 11, 2007 with no penalty from the lender. The agreement bore an interest rate of 7% per annum.

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

The Company adopted the provisions of SFAS 123R at its inception. The compensation expense recognized, as a result of SFAS 123R during the periods ended from inception to December 31, 2006 and September 30, 2007 equals $412,384 and $1,163,666, respectively and reflects compensation expense for all estimated share-based awards granted through December 31, 2006 and September 30, 2007 based on the grant-date fair value

On June 23, 2006, the Company’s Officers, Steering Committee Members and Finance and Audit Committee members were granted an equity fee, as described below, to compensate them for the additional time and responsibility in fulfilling their roles. The compensation shall be for service during the time period commencing on June 23, 2006, and terminating on the earlier of (i) June 30, 2008 or (ii) the date of the first election following the commencement of ethanol production. The share-based compensation recognized for these officers and committee members from inception through December 31, 2006 and September 30, 2007 was $90,851 and $222,026, respectively. These Class A units shall vest on the later of (i) June 30, 2008 or (ii) at financial close, the point at which the debt portion of the project has been secured from a financial institution and the funds are available to the Company.

•	The Vice-Presidents, the Secretary and the Treasurer each received a grant of 10 units.

•	The Managers who serve on the Steering Committee that are not officers each received a grant of 6 units.

•	The Managers who serve on the Finance and Audit Committee each additionally received a grant of 2 units.

Managers and Officers may by declaration forfeit their grant or may elect to take their equity component as deferred units at their election after the vesting date for a period of time not to exceed five years. Resignation or removal of an Officer or Manager shall result in the pro-ration of their entitlement to the previously mentioned grant from June 23, 2006 through the date of their resignation or removal and the balance granted to their replacement is subject to the same restrictions as intended in the original grant.

The share-based compensation for the President and Chief Executive Officer (“CEO”) is from the date of Board approval, August 10, 2006, through 90 days after the start of production. The number of Class A units to be issued to the CEO will be equal to 3% of the total number of Class A and Class B units outstanding at the time of commencement of ethanol production. The Company estimates that 520 Class A units will be granted to the CEO. This is an estimated number since the calculation of 3% of the total number of units to be issued is undeterminable at this time. These units shall vest on the later of (i) the date on which the total number of issued units, at the time the ethanol plant commences ethanol production, are determinable; or (ii) 90 days after the commencement of ethanol production. The amount expensed from inception through December 31, 2006 and September 30, 2007 for the President and CEO share-based compensation was $321,533 and $941,640, respectively.

The following table summarizes information about stock awards at December 31, 2006 and September 30, 2007:

	Number Granted	Fair Value	Total
President & CEO (est.)	520	$3,180	$1,653,600
Officers	60	3,180	190,800
Steering Committee	42	3,180	133,560
Finance and Audit Committee	8	3,180	25,440

Total	630		$2,003,400

The Class A unit awards described above will be granted to the appropriate Members who will begin with an opening balance of zero in their capital account. Distributions will be made in accordance with each Member’s capital account balances upon liquidation.

The Company, with the assistance of Stout Risius Ross, Inc., an independent valuation firm, estimated the fair value of the unit awards at the date of grant utilizing the Black-Scholes Formula and the following assumptions:

• Effective term	10 years

• Volatility factor	75.0%

• Risk Free Interest Rate	4.5%

• Dividend Yield	0.0%

5. COMMITMENTS AND CONTINGENCIES

Construction

On April 18, 2007, the Company executed a definitive agreement with ICM for the construction of the ethanol plant at a cost of $134,000,000, indexed to the price of stainless steel. The Company has made the following payments:

•	$250,000 was paid when the letter of intent was executed

•	$2,000,000 was paid on January 13, 2007

•	$2,000,000 was paid on March 14, 2007

•	$750,000 was paid on April 18, 2007

The remaining $8,400,000 of the initial 10% down payment has been deferred.

Debt Financing

As of July 13, 2007, the Company executed a nonbinding term sheet with Farm Credit Services of Grand Forks and continues to negotiate a definitive agreement and commitment for financing of the debt portion of the project.

Letter of Credit and Subcontract Commitment

On January 3, 2007 the Company executed a letter of credit agreement with Fifth Third Bank for work to be performed by a subcontractor under the Company’s contract with Wilcox Design—Build, LLC. Under this agreement, the Company placed cash of $1,634,000 into a restricted demand deposit account as cash collateral for the Company’s obligations to Fifth Third Bank, including, but not limited to, the letter of credit agreement.

On January 12, 2007, a definitive agreement was executed between Wilcox Design—Build, LLC and this subcontractor for site excavation in the amount of $5,722,484.

Grain Origination Agreements

In October 2006, the Company entered into a grain origination agreement with a related party, Cooperative Elevator, Co., a Michigan cooperative corporation (“Cooperative Elevator”). Cooperative Elevator is a related party through the subscription of 250 units in the Company. Cooperative Elevator has storage capacity of 15 million bushels of storage at facilities it operates in Pigeon, Elkton, Ruth and Akron, Michigan. The agreement with Cooperative Elevator provides that, from and after October 1, 2008 through September 30, 2012, Cooperative Elevator will use its best good faith efforts to originate all corn available to it within the area where it has traditionally done business (defined as Cooperative Elevator’s “Trade Territory”), for resale to the Company, subject to certain exceptions~~,~~ such as feed corn sold to Cooperative Elevator Quality Feeds, Inc. The expiration of this agreement is subject to automatic one year extensions if not terminated 12 months prior to its expiration date and this agreement may be terminated early upon the occurrence of typical early termination provisions such as force majeure. While the Company is under no obligation to take or pay for corn before October 1, 2008, effective immediately, the Company and Cooperative Elevator may commence entering into forward contracts for delivery of corn after that date. Under the agreement, Cooperative Elevator will sell corn to the Company for the prevailing market price~~,~~ and charge handling and storage fees. During the term of the agreement, and so long as Cooperative Elevator has not breached any of its obligations under the agreement, the Company will not (i) enter into any agreement for corn origination and/or storage~~,~~ during the term with any third-party seller located in the Trade Territory or (ii) store corn in the Trade Territory other than through Cooperative Elevator. This obligation is subject to certain exceptions, such as that the Company may purchase corn from any licensed grain dealer on a spot basis under certain circumstances.

Commencing in 2009, the agreement contains certain guarantees that Cooperative Elevator will be paid its storage and handling fees for certain deemed volumes of corn handled, even if that volume is not actually handled by Cooperative Elevator. Cooperative Elevator has reserved in the agreement the right to continue to use its elevators to originate, handle, store, sell and ship other commodities to other purchasers throughout the term, and the origination, handling and storage of corn under the agreement will be done in such manner as to reasonably accommodate and not impinge upon such marketing of other commodities. In furtherance of this understanding, the parties have agreed that Cooperative Elevator may limit total storage space in its elevators available to the Company to no more than 5 million bushels at any one time as necessary to accommodate the handling and storage of other commodities.

Either Cooperative Elevator or the Company may terminate the agreement if the Company fails to (a) complete the offering on or before October 1, 2007, with at least 80% subscription; or (b) commence production of ethanol at the Plant by December 31, 2008. Currently, the 80% subscription requirement has not been met. At this time, it has been verbally communicated to the Company that there is no intention to terminate. However, Cooperative Elevator still retains the right to terminate the agreement. If the agreement is terminated as a result of either of these events, the term is to be cancelled and the agreement deemed void ab initio.

The Company’s Board of Managers approved the expansion of the Board of Managers to include the appointment of a representative from Cooperative Elevator to the Board of Managers that was conditional upon (i) an investment by Cooperative Elevator and (ii) the execution of a corn marketing agreement, both of which Cooperative Elevator has now completed. Cooperative Elevator currently owns 250 membership units through a $1,000,000 investment in the Company. These units represent a 5.4% ownership in the Company.

Consulting and Other Contracts: related parties

In October 2006, the Company entered into a management consulting agreement with a related party, David Moeberg Skjaerlund, to provide management services in the capacity of the CEO. The agreement requires the Company to issue a number of Class A units to the CEO equal to 3% of the total number of Class A and Class B units outstanding at the time of commencement of ethanol production. The agreement is for the period from the effective date of the agreement until the 90 days after the commencement of ethanol production. The Company is responsible for securing a $3,000,000 10- year level term life insurance policy on the life of the Company’s Chief Executive Officer. The beneficiary of the policy is the CEO’s estate. The Company estimates the yearly cost of the policy to be $4,060. The Company will be responsible for the payment of the premium up to the start of ethanol production. If the CEO dies before the commencement of ethanol production, the CEO’s personal representative shall have the option to purchase the number of Class A units equal to 3% of the total number of Class A and Class B units issued by the Company. The unit price to be paid by the CEO’s personal representative shall be the unit price paid for the purchase units prior to or nearest in time to the CEO’s death. The Company may terminate the agreement only if the related party is in breach of the contract or becomes permanently incapacitated. The termination of the agreement by the Company must also be approved by unanimous consent of the Board of Managers.

Consulting and Other Contracts: unrelated parties

In May 2007, the Company entered into an agreement with an unrelated utility company to provide extraordinary facilities for the operation of the Company’s plant. The agreement may be terminated at any time by (i) mutual agreement of both parties or (ii) either party upon giving the other at least 90 days written notice. Upon execution of the agreement, the Company was supposed to pay $500,000 to the utility company. This down payment was deferred and subsequently paid on August 14, 2007. The agreement calls for a payment of $1,100,000 due on or before August 1, 2007, which has been indefinitely deferred, and an additional payment of $925,000 due on or before January 15, 2008. Of the total $2,525,000 that is to be paid by the Company, $2,275,000 is subject to refund while the remaining $250,000 is a nonrefundable contribution. The nonrefundable portion of any amount covers the incremental costs of installing and maintaining the facilities. The utility company shall refund all or a portion of the deposit subject to refund over a period of five years from the month immediately following (i) the date that the utility company completes construction or (ii) the requested completion date, whichever date is later. The refund shall not exceed the deposit subject to refund and will bear no interest. The utility company shall refund to the customer the lesser of (i) 20% of the deposit subject to refund or (ii) 12.3% of the 12-month incremental revenue. The utility company shall retain any portion of the deposit subject to refund remaining at the end of the fifth 12-month period and no further refund(s) will be paid. The requested completion date of this project is July 1, 2008.

In February 2007, the Company entered into an agreement with an unrelated utility company to provide for natural gas facilities for unusual facility requirements for the operations of the Company’s plant.The agreement may be terminated at any time by mutual agreement of both parties. The agreement calls for the Company to pay the utility company a total of $2,481,000. Of this total amount of $2,481,000, $2,480,300 is subject to refund while the remaining $700 is a non-refundable contribution. Upon execution of the agreement, the Company paid $343,000 to the utility company. The agreement provides for a second installment of $1,311,000 to be paid to the utility company by June 2007. The agreement also calls for the third and final installment of $827,000 to be paid to the utility company in October 2007. The second and third installments have been indefinitely deferred by the Company. The utility company shall refund all or a portion of the refundable portion of the deposit over a period of five (5) years from the date the construction of the Company’s facilities is completed. The refunds shall not exceed the refundable deposit and the deposit shall not bear interest. Calculations of the revenue shall exclude gas cost recovery charges, surcharges, and sales tax. The utility company shall calculate estimates of revenues upon which refunds shall be issued. The utility company shall refund to the Company 100% of the incremental increase in the amount of actual revenue paid to the utility company over the base revenue within 45 days of the end of the first complete 12-month period following the date on which construction of the Company’s facilities was completed. The increase shall be calculated by reviewing the revenue received during the 24-month period ending the month prior to the completion of construction of the Company’s facilities divided by two, which amount shall be defined as the “Base Revenue.” The utility company shall refund to the Company 100% of the incremental revenue increase over the Base Revenue for each of the following four successive 12-month periods following the date on which construction of the Company’s facilities was completed. The utility company shall also retain any portion of the refundable deposit remaining at the end of the fifth 12-month period following the date on which construction of the Company’s facilities was completed, and no further refund(s) will be paid.

In June 2007, the Company entered into an agreement with an unrelated party who will purchase the Company’s entire production of ethanol for resale to third-party customers. In addition, the unrelated party will provide marketing and risk management advice to the Company with respect to ethanol purchased and sold under this agreement. The initial term of this agreement will begin on the date of commencement of ethanol production at the Company’s facility and continue thereafter for five years. The agreement will then automatically renew for an additional five year term unless either party terminates the agreement no later than 90 days before the end of the initial term. Furthermore, either party may terminate the agreement for convenience any time after the expiration of the second year of the initial term upon 120 days prior written notice to the other party. In the event of a default by either party, the non-defaulting party may send notice of default to the defaulting party. If the breaching party does not cure the default within 30 days of receiving the notice (with the exception of non-payment or failure to deliver performance assurance, which must be cured within two business days of the notice), the non-defaulting party may terminate the agreement and all scheduled deliveries upon 30 days notice to the defaulting party. The unrelated party will pay the Company the price charged to a third-party customer for the ethanol less expenses and 0.75% of the remaining amount, which decreases to 0.60% after the first six months of the contract.

  In June 2007, the Company entered into an agreement with an unrelated party who will purchase the Company’s entire production of dry product for resale to third-party customers. In addition, the unrelated party will provide marketing and risk management advice to the Company with respect to dry product purchased and sold under this agreement. The initial term of this agreement will begin with commencement of ethanol production at the Company’s facility and continue thereafter for two years. The agreement will then automatically renew for additional two year terms unless either party terminates the agreement no later than 120 days before the end of the initial term or any renewal term, or the parties agree on other renewal terms. Furthermore, either party may terminate the agreement for convenience any time after the expiration of the initial term upon 120 days prior written notice to the other party. In the event of a default by either party, the non-defaulting party may send notice of default to the defaulting party. Upon the delivery of such notice, the non-defaulting party may exercise any remedy available under this agreement, at law or in equity, including the right to (i) immediately suspend performance hereunder until the curing of the default and/or (ii) terminate the agreement upon 30 days notice to the defaulting party. The unrelated party will pay the Company the price charged to a third-party customer less expenses and less $3.50 per ton of distiller’s dried grains and $2.50 per ton of wet distiller’s grains, modified wet distiller’s grains, and solubles.

As of July 13, 2007, the Company received proceeds of $380,000 from the issuance of Promissory Notes to individuals on the Board of Managers. These Promissory Notes will be paid at the earlier of (i) the closing of a bridge loan; (ii) the financial close, or (iii) April 2008, at which time a payment of $200,000 will be made with the balance of $180,000 being paid in July 2008. These notes bear interest at the rate of 20% per annum with a minimum fee of 5% due and payable if the Promissory Notes are paid back during the first 3 months of said term.

On July 20, 2007, the Company executed a promissory note payable to ICM in the principal amount of $1,200,000 to provide interim financing of the Company’s operations. The outstanding principal amount of the note and all accrued and unpaid interest was payable on October 15, 2007. The note carried an interest rate of 12% per annum and the Company could prepay the note without penalty. The note was personally guaranteed by the Company’s CEO, David Skjaerlund. As stated in the Form 8-K filed on September 24, 2007, on August 13, 2007, the Company entered into an amended loan and security agreement with ICM to establish a $10,000,000 revolving line of credit, which included any remaining balance of the $1,200,000 note. The line of credit carries an interest rate of 12% per annum and matured on November 1, 2007 unless the Company closed on its offering in the minimum amount of $50,000,000 prior to the maturity date. In that case, the Company was to repay the loan from proceeds of such offering within 5 business days of its receipt of such funds. Otherwise, all outstanding principal and interest was due and payable on November 1, 2007. The line of credit is secured by all of the Company’s assets and is personally guaranteed by the Company’s CEO, David Skjaerlund.

Effective November 1, 2007, an amendment to the Loan and Security Agreement and Promissory Note was executed to extend the maturity date of the note from November 1, 2007 to December 15, 2007. Pursuant to the amendment, ICM will approve and authorize all subcontractor work at the facility.

In September 2007, the Company entered into an agreement effective July 1, 2007, with an unrelated party to provide industry related and other professional services. The agreement commenced on July 1, 2007 and ended on September 30, 2007. The agreement states that the unrelated party will be paid by the Company at a rate of $3,500 per month. The service provider will also be reimbursed for reasonable expenses including mileage for attending meetings at locations other than the Company’s office and meals, lodging and other travel expenses for overnight trips. From inception through September 30, 2007, the Company paid $16,513 for these services.

In September 2007, the Company entered into an agreement effective July 15, 2007, with an unrelated party to provide promotional and other professional services. The agreement may be terminated by either party at any time for just cause. The agreement states that the unrelated party will be paid by the Company at a rate of $8.50 per hour. The service provider will also be reimbursed for reasonable expenses including mileage for attending meetings at locations other than the Company’s office and meals, lodging and other travel expenses for overnight trips. From inception through September 30, 2007, the Company paid $3,154 for these services.

In September 2007, the Company entered into an agreement effective July 16, 2007, with an unrelated party to provide administrative services. The agreement may be terminated by either party at any time for any reason. The agreement states that the unrelated party will be paid by the Company at a rate of $15.00 per hour. Extraordinary expenses, such as work performed in excess of normal business hours and expenses incurred due to such work will be charged separately on a monthly basis. From inception through September 30, 2007, the Company paid $3,863 for these services.

In July 2007, the Company entered into an agreement with an unrelated party to gain membership in the Ethanol Promotion and Information Council, a nonprofit corporation that promotes the ethanol industry. The agreement states that the Company agrees to pay the unrelated party $10,000 upon financial close. Upon receipt of the membership fee, membership is immediate and will be effective for 12 months from the date production begins with an option for renewal. The dues will be waived for the first three months of production and a discounted rate of $0.0025 per gallon for non-denatured production gallons will be in effect for the remaining nine months of the first year of membership. A standard rate of $0.05 per gallon for non-denatured production gallons will become effective following the first 12 months of production with the continuation of membership. In the first 12 months, monthly membership fees will be credited to the Company up to the amount of the Company’s initial $10,000 fee. After this amount has been reached, the Company will begin to receive monthly invoices. Upon the Company’s membership becoming effective, the Company will be allowed one vote in the affairs of the unrelated party and will be eligible for the election of the board of directors and/or appointment to certain committees.

In August 2007, the Company entered into an agreement with an unrelated party to provide consulting services. The agreement commenced on August 1, 2007 and ended on September 1, 2007. The agreement states that the unrelated party will be paid by the Company at a rate of $50,000 per month. The service provider was to be reimbursed for reasonable expenses. From inception through September 30, 2007, the Company paid $50,000 for these services.

In August 2007, the Company entered into a letter of intent with an unrelated party for the detailed design and construction services of the grain handling package for the Company’s new ethanol plant currently under construction. Before a contract with the unrelated party can be executed, certain details of the project have to be developed and defined. The letter of intent authorizes the unrelated party to act on behalf of the Company and allows progress on the project to the extent desired and authorized by the Company. The unrelated party will proceed with such work on a cost plus 10% overhead and 6% commission fee basis plus professional service charge rates. The initial total limit of the letter of intent, without extension, is $1,000,000. If costs beyond the limit become warranted prior to the signing of the project contract, written authorization must be obtained to extend the letter of intent before proceeding with commitments beyond the initial total limit. An initial down payment of $200,000 was made by the Company upon execution of the letter of intent. Thereafter, the Company will be billed by the unrelated party on a monthly basis.

In September 2007, the Company entered into an agreement effective July 30, 2007, with an unrelated party to provide promotional and other professional services. The agreement may be terminated by either party at any time for just cause. The agreement states that the unrelated party will be paid by the Company at a rate of $1,250 per week. The service provider will also be reimbursed for reasonable expenses including mileage for attending meetings at locations other than the Company’s office and meals, lodging and other travel expenses for overnight trips. From inception through September 30, 2007, the Company paid $10,127 for these services.

In September 2007, the Company entered into an agreement effective August 6, 2007, with an unrelated party to provide promotional and other professional services. The agreement may be terminated by either party at any time for just cause. The agreement states that the unrelated party will be paid by the Company at a rate of $1,250 per week. The service provider will also be reimbursed for reasonable expenses including mileage for attending meetings at locations other than the Company’s office and meals, lodging and other travel expenses for overnight trips. From inception through September 30, 2007, the Company paid $4,707 for these services.

6. SUBSEQUENT EVENTS

Status of Debt Financing

Although the Company has executed a nonbinding term sheet with Farm Credit Services of Grand Forks as of July 13, 2007, the Company continues to pursue other alternative methods of debt financing.

 Status of Auburn Bean & Grain Co. Acquisition

The acquisition of Auburn Bean & Grain Co. did not take place by July 1, 2007 as originally stated in the letter of intent, with one extension of up to120 days. The closing has not yet taken place and the 120 day extension has expired. At the current time, management believes that Auburn Bean & Grain Co. intends to proceed with the sale once the necessary financing has been raised.

Design and Construction Services of the Grain Handling Package

On October 15, 2007, the Company entered into a letter of intent extension with an unrelated party for the detailed design and construction services of the grain handling package for the Company’s new ethanol plant currently under construction. The extension increased the total limit of the original letter of intent to $4,000,000 from $1,000,000. The letter of intent extension also authorized the unrelated party to make additional procurement commitments on the Company’s behalf up to an additional $3,000,000 limit based on the Company’s review and approval of specific project items over $50,000 in value.

Status of ICM Loan and Security Agreement and Promissory Note:

Effective November 1, 2007, an amendment to the Loan and Security Agreement and Promissory Note was executed to extend the maturity date of the note from November 1, 2007 to December 15, 2007. Pursuant to the amendment, ICM will approve and authorize all subcontractor work at the facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

This section and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled “Quantitative and Qualitative Disclosures about Market Risk” below. The following discussion of the financial condition and results of our operations should be read in conjunction with the Form S-1, filed June 7, 2007 as amended by July 31, 2007 post-effective amendment No. 3, financial statements and related notes thereto included elsewhere in this section.

We are a Delaware limited liability company. We were initially formed on June 21, 2006, for the purpose of constructing and operating a plant to produce ethanol and distillers grains in central Michigan. Currently, our principal place of business is located at 3508 E. M-21, Corunna, Michigan 48817. We do not expect to generate any revenue until our ethanol plant is completely constructed and operational. We acquired our initial assets through the purchase of all of the assets of Liberty Michigan in July 2006. The cost of the purchase was $170,000 and was paid for with proceeds from our initial equity financing round and the assumption of certain liabilities of Liberty Michigan in the amount of $500,000. The Michigan limited liability company from whom we purchased our initial assets was originally formed at the beginning of 2006 in order to develop, construct, own and operate an ethanol plant in central Michigan. After Liberty Michigan was founded, a disagreement over the ownership of one of the founders of Liberty Michigan developed. As a result of such disagreement, Liberty Michigan, the founder and his affiliates entered into a settlement agreement that provided for payment of up to $500,000 to the founder and his affiliates in exchange for a release of their claims to any ownership in Liberty Michigan. Due to the dispute, Liberty Michigan determined to wind down its existence and sell its assets to us. Liberty Michigan was dissolved in October 2006 following its sale of assets to us.

On April 18, 2007, we entered into an agreement with ICM setting forth the terms upon which ICM will provide certain services related to the design, construction and start-up of our ethanol plant. At that time, we paid ICM an additional payment of $750,000. We have previously paid ICM $250,000 upon signing our original letter of intent with them on August 22, 2006. On January 13, 2007, we paid ICM the first $2,000,000 installment payment, which is refundable to the extent not spent by ICM in preparing for construction of the ethanol plant. We paid ICM the second installment of $2,000,000 on March 13, 2007, which is also refundable to the extent not spent by ICM in preparing for construction of the ethanol plant. ICM began construction of the ethanol plant in July 2007.

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

Certain managers on our Board of Managers are presently engaged in business and other activities which impose substantial demand on their time and attention. We have a full-time CEO, David Moeberg Skjaerlund, and a full-time Chief Financial Officer and Secretary, Thomas Pumford; however we anticipate that our other executive officers will dedicate approximately 15 hours per week and that our managers will dedicate between 4 hours and 15 hours per week to our project depending upon which committees they serve. The fact that our executive officers and managers will not dedicate their efforts to our project on a full-time basis may affect our ability to build and develop our ethanol plant. You should not purchase units unless you are willing to entrust all aspects of our management to our Board of Managers.

If we are able to fully capitalize the project as described in our financing plan, we will use the offering proceeds to build and operate a 110-million gallon per year dry mill corn-processing ethanol plant. Construction on the plant is expected to take 12-14 months from the pouring of the concrete in July 2007.

As of September 30, 2007, we have utilized approximately $14.5 million of our previously raised funds and incurred additional liabilities of approximately $28.4 million associated with our development of the plant.

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

On March 8, 2007, the Michigan Department of Environmental Quality approved our application for a minor source construction permit for air emissions (PTI No. 241-06). The air permit includes a 8,000 bushel per hour grain dryer and limits the production of ethanol on the site to 121 million gallons per year. On July 9, 2007, we were officially served with a Petition For Review-Complaint filed by an organization called Concerned Citizens of Gratiot County, LLC, a Michigan limited liability company, with the Ingham County, Michigan Circuit Court. The suit sought judicial review of the Michigan Department of Environmental Quality’s (DEQ) grant of a permit to install for construction of our ethanol plant and requested the court to declare the permit void.

The suit requested a declaration under the Michigan Environmental Protection Act (MEPA) that the operation of the proposed Liberty plant, without additional enforceable emissions controls, was likely to pollute, impair, or destroy natural resources. The DEQ and Liberty filed answers denying that the plaintiff was entitled to any relief. This case was dismissed without prejudice as to all parties on August 27, 2007 by the Ingham County, Michigan Circuit Court.

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

The City of Ithaca, which has zoning jurisdiction over the property, has approved the site plan and issued a special use permit for us to construct our ethanol plant. We have also secured approval of the soil erosion permits and storm water management plan necessary to begin earthwork. As a result of a competitive bid process, a contract has been awarded by Wilcox to Fisher Contracting for earthwork, site excavation and storm water management. Fisher began excavation on the site in January 2007 and plans to complete such work by late fall 2007. Fisher is a union company located in nearby Mt. Pleasant, Michigan and carries over $65 million of prequalification with the Michigan Department of Transportation. Fisher maintains a large modern fleet of G.P.S. controlled and laser guided construction equipment in addition to owning four concrete plants, an asphalt plant, a trucking company, a stone dock on the Saginaw River, various sand and gravel pits and a full service machine shop that together generates approximately $90 million in revenue annually.

The plant site is intended to be able to receive grain by truck or rail. We plan on building 4,000,000 bushels of storage on site and installing an 8,000 bushels per hour grain dryer to receive and dry wet corn on the site from farmers at harvest time. In addition, the plant site is designed to be able to ship our ethanol by truck or rail. We plan on producing wet and dry distillers grains for shipment by truck and to also be able to ship dry distillers grains by rail. The railroad design is planned to allow us to load and unload 33 rail cars at a time without decoupling and will have enough rail storage on site for three 65-car unit trains at one time.

In order to help secure our needed quantities of corn and also to have access to available storage facilities, our grain purchasing strategy has resulted in the execution of multi-year grain agreements for corn origination with Cooperative Elevator and Brown Milling Inc. Cooperative Elevator is a 1,000 member-owned agricultural cooperative which owns a storage capacity of 15 million bushels of storage at facilities it operates in Pigeon, Elkton, Ruth and Akron in the thumb region of Michigan. Cooperative Elevator is located and has historically originated its corn outside of the 14-county study area identified in the Feasibility Study. Pursuant to the agreement with Cooperative Elevator, we have the right to purchase all corn which Cooperative Elevator can acquire commencing in 2008. Our agreement with Brown Milling, which operates grain elevators in Shepherd, Rosebush and Delwin, Michigan and has over 2 million bushels of storage capacity, provides us with a right of first refusal to purchase all corn that Brown Milling originates.

The grain agreements for corn origination contain various rights of termination. The agreement with Cooperative Elevator gives either party the right to terminate the agreement if 80% of the target equity has not been raised on or before October 1, 2007. While each party will retain the right to terminate, neither party has expressed an interest to exercise that right at the current time. The origination agreement with Brown Milling Inc. is unchanged and remains in effect.

In addition, we have executed a non-binding letter of intent to purchase Auburn Bean & Grain Company, a Michigan grain processing company which has a combined storage of 13 million bushels of grain at facilities located in Oakley, Hemlock, Saginaw and Auburn, Michigan in addition to agronomy facilities. If the acquisition is consummated, we currently intend to operate Auburn as a wholly-owned subsidiary of Liberty. The letter of intent states that closing was to take place on July 1, 2007, with one extension of up to 120 days. The closing has not yet taken place and the 120 day extension has expired. At the current time management believes that Auburn Bean & Grain intends to proceed with the sale once the necessary financing has been raised. If we construct the planned storage facilities in Ithaca and consummate the acquisition of Auburn Bean & Grain, we would own a total of 17 million bushels of storage capacity, in addition to storage provided by Cooperative Elevator and Brown Milling. Corn can be shipped by short-line rail from all three licensed grain dealers to our ethanol plant in Ithaca.

On June 25, 2007 we entered into an Ethanol Purchase and Marketing Agreement with C&N Ethanol marketing Corporation (“C&N”) pursuant to which C&N will purchase from us all of the ethanol that we produce and resell it to customers. C&N will pay to us an amount equal to the price paid by C&N’s customers, less C&N’s expenses, less 0.75% of the remaining amount (which goes down to 0.60% after the first six months of the contract). The term of the agreement is five years. C&N, based in Bloomington, Minnesota, markets ethanol and bio-diesel plan production with responsibility for approximately 500 million gallons of bio-fuels. C&N also has pipeline distribution and storage facilities at terminals in Georgia and Ontario. C&N currently markets biofuels to the seven largest petroleum companies as well as to smaller clients located in the United States and internationally.

President and founder of C&N, Jon Bjornstad, has over 20 years experience marketing ethanol to the U.S. refiner base, including experience marketing ethanol for the nation’s second largest ethanol producer. C&N will be responsible for marketing all of Liberty’s ethanol to customers in Michigan, the United States and Canada.

On June 25, 2007, we also entered into a Marketing Agreement with Zeeland Farm Services Inc. (“Zeeland”) pursuant to which Zeeland will purchase from us all of the distiller’s dried grains, wet distiller’s grains, modified wet distiller’s grains, and solubles that we produce and resell those to customers. Zeeland will pay to us an amount equal to the price paid by Zeeland’s customers, less Zeeland’s expenses, less $3.50 per ton of distiller’s dried grains and $2.50 per ton of wet distiller’s grains, modified wet distiller’s grains, and solubles. The term of the agreement is two years. Zeeland is located in Zeeland, Michigan and markets over 1 million tons of feed ingredients annually to livestock producers in Michigan, the United States and internationally. Zeeland serves dairy, beef, poultry and swine producers with a one stop shopping approach to ingredients necessary to formulate a feed ration. Zeeland also operates a soybean crushing facility and has a large truck fleet providing a variety of transportation services, including grain hauling. Zeeland has over 55 years of business experience and employs 160 people.

We expect the project will cost approximately $233,285,000 to complete, including the acquisition of Auburn Bean & Grain Co. This includes approximately $185,600,000 to construct our plant, $27,685,000 for bank costs and our potential acquisition of Auburn Bean & Grain and additional operating capital of approximately $20,000,000. Our anticipated total project cost is not a firm estimate and is expected to change from time to time as the project progresses. These changes may be significant. We currently have agreements with contractors for the labor or materials necessary to build the plant that are in line with the anticipated total project cost. We have budgeted $3,900,000 in construction contingencies to help offset any cost increases and may seek additional debt or equity financing to offset any increase in the total project cost. In no event will we exceed the maximum offering amount of $100,000,000. The Board of Managers has voted to upgrade to steam dryers which would increase the overall cost of the project and increase the amount of equity required to be raised. While this would allow for the utilization of various fuel sources to produce the steam and possibly provide future cost savings, at the current time the final decision concerning this upgrade has not been decided as it is dependent upon additional project financing.

We are still in the development phase, and until the proposed ethanol plant is operational, we will generate no revenue. We anticipate that accumulated losses will continue to increase until the ethanol plant is operational.

Plan of Operations Until Start-Up of Ethanol Plant

We expect to spend at least the next 9-11 months focused on three primary activities: (1) project capitalization; (2) plant construction; and (3) start-up operations. Assuming the successful completion of the Form S-1 registration statement offering and the related debt and, if needed, any additional debt or equity financing, we expect to have sufficient cash on hand to cover all costs associated with construction of the project including site acquisition and development, utilities, construction and equipment acquisition. We estimate that we will need approximately $233,285,000 to complete the project. If the Form S-1 registration statement offering is fully subscribed and we obtain debt financing in the aggregate amount of $233,285,000 we expect to have sufficient cash to satisfy our requirements through our first year of operation of the ethanol plant. In such a case, we do not believe that it will be necessary to raise any additional funds in the next six months to meet the expenditures required for operating our business.

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

If we are successful in building and constructing the ethanol plant, we expect our revenues will consist primarily of sales of ethanol and distillers grains. We expect ethanol sales to constitute the bulk of our future revenues. Ethanol prices have recently been much higher than their 10-year average. Historically, ethanol prices have been seasonal, increasing in the late summer and fall as gasoline blenders and marketers increase inventory in anticipation of mandatory blending in the winter months, and decreasing in the spring and summer when mandatory blending ceases. However, ethanol prices began increasing during the latter part of 2005 and continued to increase through August 2006, despite a significant increase in the supply of ethanol resulting from many additional producers in the industry. Since June 2007, ethanol prices have fallen and have stabilized between $1.90 and $2.10 per gallon. Increased demands, from crude oil and gas markets and public acceptance, have contributed to a strengthening of ethanol prices over historical levels. In order to sustain these higher price levels however, management believes the industry will need to continue to grow demand to offset the increased supply from additional production. Areas where demand may increase are new markets in New Jersey, Pennsylvania, Massachusetts, North Carolina, South Carolina, Michigan, Tennessee, Louisiana and Texas. According to the Renewable Fuels Association, Minnesota may also generate additional demand due to the recent passage of state legislation mandating a 20% ethanol blend in its gasoline. Montana passed a similar mandate this year, but it will not go into effect until 60 million gallons of ethanol are produced in the state. The state of California has mandated a 10% ethanol blend in its gasoline by December 31, 2009, and this mandate will increase the demand for ethanol by approximately 1 billion gallons.

We also expect to benefit from federal ethanol supports and tax incentives. Changes to these supports or incentives could significantly impact demand for ethanol. The most recent ethanol supports are contained in the Energy Policy Act of 2005. Most notably, this Act created a 7.5 billion gallon Renewable Fuels Standard (RFS). The RFS requires refiners to use 4 billion gallons of renewable fuels in 2006, increasing to 7.5 billion gallons by 2012. According to the Renewable Fuels Association, the Act is expected to lead to about $6 billion in new investment in ethanol plants across the country. An increase in the number of new plants will bring an increase in the supply of ethanol. Thus, while this Act may cause ethanol prices to increase in the short term due to additional demand, future supply could outweigh the demand for ethanol in the future. This would have a negative impact on our earnings in the long term.

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

Corn Pricing

The 2005 national corn crop was the second largest on record with national production reported by the USDA at approximately 11.1 billion bushels, exceeded only by the 2004 crop which is the largest ever recorded at approximately 11.8 billion bushels. However, variables such as planting dates, rainfall, and temperatures will likely cause market uncertainty and create corn price volatility throughout the year. In addition, if we are required to ship corn into our ethanol plant from outside our 14-county study area, our cost of corn would increase, potentially substantially. We do not expect corn prices to remain at historically low levels indefinitely, as cash corn prices in Michigan have exceeded $3.00 per bushel for a major portion of 2007 thus far. Although we do not expect to begin operations until the third quarter of 2008, we expect these same factors will continue to cause continuing volatility in the price of corn, which will significantly impact our cost of goods sold.

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

Ethanol Pricing

Ethanol prices have historically tended to generally track wholesale gasoline prices but can still vary based on different market demands at any point in time for ethanol as compared to gasoline. Regional pricing tends to follow national pricing less the freight difference.

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

Liquidity and Capital Resources

As of September 30, 2007, we had total assets of $48,741,165 consisting primarily of land and construction in progress to be part of our proposed location outside of Ithaca, Michigan and restricted cash and cash equivalents. As of September 30, 2007, we had current liabilities of $34,313,902. Total members’ equity as of September 30, 2007, was $14,427,263. Since our inception, we have generated no revenue from operations.

In order to meet the current obligations and continue as a going concern, the Company will need to raise additional debt and/or equity financing. The Company is working to raise additional funds and there is no assurance that the Company will be successful in raising the necessary funds.

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

As of July 13, 2007, Liberty received proceeds of $380,000 from the issuance of promissory notes to the following individuals on our Board of Managers - L. Donald Miller in the amount of $200,000, Matthew Dutcher in the amount of $150,000, Dennis C. Muchmore in the amount of $20,000 and Darryl K. Fowler in the amount of $10,000. These promissory notes will be paid at the earlier of the closing of (i) a bridge loan, (ii) the initial closing of the Form S-1 registration statement offering or (iii) $200,000 in April 2008 and the balance of $180,000 in July 2008. The promissory notes bear interest at 20% per annum with a minimum fee of 5% through the first three months of the term.

On July 20, 2007, we executed a promissory note payable to ICM in the principal amount of $1,200,000 to provide interim financing of our operations. The outstanding principal amount of the note and all accrued and unpaid interest were payable on October 15, 2007. The note carried an interest rate of 12% per annum and we could prepay the note without penalty. The note was personally guaranteed by our CEO, David Skjaerlund. As stated in the Form 8-K filed on September 24, 2007, on August 13, 2007, the Company entered into an amended loan and security agreement with ICM to establish a $10,000,000 revolving line of credit, which included any remaining balance of the $1,200,000 note. The line of credit carries an interest rate of 12% per annum and matured on November 1, 2007 unless the Company closed on its offering in the minimum amount of $50,000,000 prior to the maturity date. In that case, the Company was to repay the loan from proceeds of such offering within 5 business days of its receipt of such funds. Otherwise, all outstanding principal and interest was due and payable on November 1, 2007. The line of credit is secured by all of the Company’s assets and is personally guaranteed by the Company’s CEO, David Skjaerlund.

Effective November 1, 2007, an amendment to the Loan and Security Agreement and Promissory Note was executed to extend the maturity date of the note from November 1, 2007 to December 15, 2007. Pursuant to the amendment, ICM will approve and authorize all subcontractor work at the facility.

We expect the senior loan will be a construction loan secured by all of our real property and other assets, including receivables and inventories. Based on our knowledge of similar loans made in the industry, we anticipate we will pay near prime rate on this loan, plus annual fees for maintenance and observation of the loan by the lender; however, we cannot assure you that we will be able to obtain debt financing or that adequate debt financing will be available on the terms we currently anticipate. If we are unable to obtain senior debt in an amount necessary to fully capitalize the project, we may have to seek subordinated debt financing which could require us to issue warrants. The issuance of warrants could reduce the value of the currently issued and outstanding units.

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

Quantitative and Qualitative Disclosures about Market Risk

We consider market risk to be the potential loss arising from adverse changes in market rates and prices. We are subject to significant market risk with respect to the price of ethanol, our principal product, and the price and availability of corn, the principal commodity used in our ethanol production process. In general, ethanol prices are influenced by the supply and demand for gasoline, the availability of substitutes and the effect of laws and regulations. Higher corn costs result in lower profit margins and, therefore, represent unfavorable market conditions. Traditionally, ethanol producers have not been able to pass along increased corn costs to their ethanol customers. We anticipate that ethanol will initially represent approximately 80% of our total revenue. At November 15, 2007, the CBOT price per gallon of ethanol on the December 2007 futures contract was $1.86. However, our ethanol markets would be marketing and selling to east coast customers based on the New York Harbor Barge rate which was $1.96 on November 15, 2007.

The availability and price of corn are subject to wide fluctuations due to unpredictable factors such as weather conditions during the corn growing season, carry-over from the previous crop year and current crop year yield, governmental policies with respect to agriculture, and international supply and demand. We anticipate that corn costs will initially represent approximately 60% of our total cost of goods sold. Over the ten-year period from 1996 through 2005, corn prices (based on the CBOT daily futures data) have ranged from a low of $1.75 per bushel in 2000 to a high of $5.48 per bushel in 1996, with prices averaging $2.47 per bushel during this period. At November 16, 2007, the CBOT price per bushel of corn on the December 2007 futures contract was $3.79. However, management notes that on November 15, 2007, the average cash on delivery prices at our grain partners was $3.39 per bushel.

We are also subject to market risk with respect to our supply of natural gas that is consumed in the ethanol production process and has been historically subject to volatile market conditions. Natural gas prices and availability are affected by weather conditions and overall economic conditions. We anticipate that natural gas costs will initially represent approximately 30% of our cost of goods sold. The price fluctuation in natural gas prices over the six-year period from December 31, 1999 through June 26, 2007, based on the NYMEX daily futures data, has ranged from a low of $1.83 per million BTU in 2001 to a high of $13.91 per million BTU for 2005, averaging $5.11 per million BTU during this period. At November 16, 2007, the NYMEX price of natural gas on the January 2008 futures contract was $8.082 per million BTU.

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

The price sensitivity matrix is not a guarantee of future results and should not be relied upon as such. The following factors can impact the results of the financial model and price sensitivity analysis:

•	There may be problems with plant production or operations causing the plant to produce less than 110 million gallons of ethanol per year.

•	Actual costs of enzymes, supplies and natural gas may be higher than what is estimated.

•	Payroll expenses may actually be higher than what is projected.

•	Interest rates may actually be higher, increasing project financing costs.

•	Project costs may be higher when construction is actually completed.

•	Actual financing terms may be different at financial closing than the proposed term sheet.

The following assumptions were used in the financial model to generate the price sensitivity matrix:

DDGS price per ton $100.00 Total tons of DDGS sold 381,000 tons Natural gas cost per MMBTU $7.00 BTU’ S used per ethanol gallon 34,000 Payroll Expense $2,918,000	Ethanol gallons sold 118,680,000 Ethanol gallons per bushel corn 2.80 Electricity cost per kw $0. 043 KW’s used per ethanol gallon 0.75 Denaturant cost/gal ethanol $0. 0875	Total project cost $215,360,000 Total equity $96, 760,000 Percent equity 45% Interest rate on SR debt 8.82% Interest rate on bond debt 7.30%

Price Sensitivity Matrix—Return on Investment (Year 3)

	Ethanol Price
	$1.50	$1.60	$1.70	$1.80	$1.90	$2.00	$2.10	$2.20	$2.30	$2.40	$2.50
Corn Price
$5.00	-79.8%	-67.5%	-55.3%	-43.0%	-30.7%	-18.5%	-6.2%	6.1%	18.3%	30.6%	42.9%
$4.90	-75 4%	-63 2%	-50 9%	-38.6%	-26.4%	-14 1%	-1 8%	10.4%	22 7%	35 0%	47.2%
$4.80	-71.0%	-58.8%	-46.5%	-34.2%	-22.0%	-9.7%	2.6%	14.8%	27.1%	39.4%	51.6%
$4.70	-66.7%	-54.4%	-42 1%	-29 9%	-17 6%	-5 3%	6.9%	19.2%	31 5%	43 7%	56.0%
$4.60	-62.3%	-50.0%	-37.7%	-25.5%	-13.2%	-0.9%	11.3%	23.6%	35.8%	48.1%	60.4%
$4.50	-57.9%	-45 6%	-33.4%	-21 1%	-8 8%	3 4%	15 7%	28 0%	40.2%	52 5%	64 8%
$4.40	-53.5%	-41.2%	-29.0%	-16.7%	-4.5%	7.8%	20.1%	32.3%	44.6%	56.9%	69.1%
$4.30	-49 1%	-36.9%	-24 6%	-12 3%	-0 1%	12.2%	24 5%	36 7%	49.0%	61 3%	73 5%
$4.20	-44.8%	-32.5%	-20.2%	-8.0%	4.3%	16.6%	28.8%	41.1%	53.4%	65.6%	77.9%
$4.10	-40.4%	-28 1%	-15 8%	-3 6%	8 7%	21 0%	33 2%	45 5%	57 8%	70.0%	82 3%
$4.00	-36.0%	-23.7%	-11.5%	0.8%	13.1%	25.3%	37.6%	49.9%	62.1%	74.4%	86.7%
$3.90	-31.6%	-19.3%	-7.1%	5.2%	17.5%	29.7%	42.0%	54.2%	66.5%	78.8%	91.0%
$3.80	-27.2%	-15.0%	-2.7%	9.6%	21.8%	34.1%	46.4%	58.6%	70.9%	83.2%	95.4%
$3.70	-22.9%	-10 6%	1 7%	13 9%	26.2%	38.5%	50 7%	63 0%	75 3%	87 5%	99.8%
$3.60	-18.5%	-6.2%	6.1%	18.3%	30.6%	42.9%	55.1%	67.4%	79.7%	91.9%	104.2%
$3.50	-14.1%	-1.8%	10.4%	22,7%	35.0%	47.2%	59.5%	71.8%	84.0%	96.3%	108.6%
$3.40	-9.7%	2.6%	14.8%	27.1%	39.4%	51.6%	63.9%	76.1%	88.4%	100.7%	112.9%
$3.30	-5.3%	6.9%	19.2%	31.5%	43.7%	56.0%	68.3%	80.5%	92.8%	105.1%	117.3%
$3.20	-0.9%	11.3%	23.6%	35.8%	48.1%	60.4%	72.6%	84.9%	97.2%	109.4%	121.7%
$3.10	3.4%	15.7%	28.0%	40.2%	52.5%	64.8%	77.0%	89.3%	101.6%	113 8%	126 1%
$3.00	7.8%	20.1%	32.3%	44.6%	56.9%	69.1%	81.4%	93.7%	105.9%	118.2%	130.5%

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We consider market risk to be the potential loss arising from adverse changes in market rates and prices. We are subject to significant market risk with respect to the price of ethanol, our principal product, and the price and availability of corn, the principal commodity used in our ethanol production process. In general, ethanol prices are influenced by the supply and demand for gasoline, the availability of substitutes and the effect of laws and regulations. Higher corn costs result in lower profit margins and, therefore, represent unfavorable market conditions. Traditionally, ethanol producers have not been able to pass along increased corn costs to their ethanol customers. We anticipate that ethanol will initially represent approximately 80% of our total revenue. At November 15, 2007, the CBOT price per gallon of ethanol on the December 2007 futures contract was $1.86. However, our ethanol markets would be marketing and selling to east coast customers based on the New York Harbor Barge rate which was $1.96 on November 15, 2007.

The availability and price of corn are subject to wide fluctuations due to unpredictable factors such as weather conditions during the corn growing season, carry-over from the previous crop year and current crop year yield, governmental policies with respect to agriculture, and international supply and demand. We anticipate that corn costs will initially represent approximately 60% of our total cost of goods sold. Over the ten-year period from 1996 through 2005, corn prices (based on the CBOT daily futures data) have ranged from a low of $1.75 per bushel in 2000 to a high of $5.48 per bushel in 1996, with prices averaging $2.47 per bushel during this period. At November 16, 2007, the CBOT price per bushel of corn on the December 2007 futures contract was $3.79. However, management notes that on November 15, 2007, the average cash on delivery prices at our grain partners was $3.39 per bushel.

We are also subject to market risk with respect to our supply of natural gas that is consumed in the ethanol production process and has been historically subject to volatile market conditions. Natural gas prices and availability are affected by weather conditions and overall economic conditions. We anticipate that natural gas costs will initially represent approximately 30% of our cost of goods sold. The price fluctuation in natural gas prices over the six-year period from December 31, 1999 through June 26, 2007, based on the NYMEX daily futures data, has ranged from a low of $1.83 per million BTU in 2001 to a high of $13.91 per million BTU for 2005, averaging $5.11 per million BTU during this period. At November 16, 2007, the NYMEX price of natural gas on the January 2008 futures contract was $8.082 per million BTU.

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

The price sensitivity matrix is not a guarantee of future results and should not be relied upon as such. The following factors can impact the results of the financial model and price sensitivity analysis:

•	There may be problems with plant production or operations causing the plant to produce less than 110 million gallons of ethanol per year.

•	Actual costs of enzymes, supplies and natural gas may be higher than what is estimated.

•	Payroll expenses may actually be higher than what is projected.

•	Interest rates may actually be higher, increasing project financing costs.

•	Project costs may be higher when construction is actually completed.

•	Actual financing terms may be different at financial closing than the proposed term sheet.

The following assumptions were used in the financial model to generate the price sensitivity matrix:

DDGS price per ton $100.00 Total tons of DDGS sold 381,000 tons Natural gas cost per MMBTU $7.00 BTU’ S used per ethanol gallon 34,000 Payroll Expense $2,918,000	Ethanol gallons sold 118,680,000 Ethanol gallons per bushel corn 2.80 Electricity cost per kw $0. 043 KW’s used per ethanol gallon 0.75 Denaturant cost/gal ethanol $0. 0875	Total project cost $215,360,000 Total equity $96, 760,000 Percent equity 45% Interest rate on SR debt 8.82% Interest rate on bond debt 7.30%

Price Sensitivity Matrix—Return on Investment (Year 3)

	Ethanol Price
	$1.50	$1.60	$1.70	$1.80	$1.90	$2.00	$2.10	$2.20	$2.30	$2.40	$2.50
Corn Price
$5.00	-79.8%	-67.5%	-55.3%	-43.0%	-30.7%	-18.5%	-6.2%	6.1%	18.3%	30.6%	42.9%
$4.90	-75 4%	-63 2%	-50 9%	-38.6%	-26.4%	-14 1%	-1 8%	10.4%	22 7%	35 0%	47.2%
$4.80	-71.0%	-58.8%	-46.5%	-34.2%	-22.0%	-9.7%	2.6%	14.8%	27.1%	39.4%	51.6%
$4.70	-66.7%	-54.4%	-42 1%	-29 9%	-17 6%	-5 3%	6.9%	19.2%	31 5%	43 7%	56.0%
$4.60	-62.3%	-50.0%	-37.7%	-25.5%	-13.2%	-0.9%	11.3%	23.6%	35.8%	48.1%	60.4%
$4.50	-57.9%	-45 6%	-33.4%	-21 1%	-8 8%	3 4%	15 7%	28 0%	40.2%	52 5%	64 8%
$4.40	-53.5%	-41.2%	-29.0%	-16.7%	-4.5%	7.8%	20.1%	32.3%	44.6%	56.9%	69.1%
$4.30	-49 1%	-36.9%	-24 6%	-12 3%	-0 1%	12.2%	24 5%	36 7%	49.0%	61 3%	73 5%
$4.20	-44.8%	-32.5%	-20.2%	-8.0%	4.3%	16.6%	28.8%	41.1%	53.4%	65.6%	77.9%
$4.10	-40.4%	-28 1%	-15 8%	-3 6%	8 7%	21 0%	33 2%	45 5%	57 8%	70.0%	82 3%
$4.00	-36.0%	-23.7%	-11.5%	0.8%	13.1%	25.3%	37.6%	49.9%	62.1%	74.4%	86.7%
$3.90	-31.6%	-19.3%	-7.1%	5.2%	17.5%	29.7%	42.0%	54.2%	66.5%	78.8%	91.0%
$3.80	-27.2%	-15.0%	-2.7%	9.6%	21.8%	34.1%	46.4%	58.6%	70.9%	83.2%	95.4%
$3.70	-22.9%	-10 6%	1 7%	13 9%	26.2%	38.5%	50 7%	63 0%	75 3%	87 5%	99.8%
$3.60	-18.5%	-6.2%	6.1%	18.3%	30.6%	42.9%	55.1%	67.4%	79.7%	91.9%	104.2%
$3.50	-14.1%	-1.8%	10.4%	22,7%	35.0%	47.2%	59.5%	71.8%	84.0%	96.3%	108.6%
$3.40	-9.7%	2.6%	14.8%	27.1%	39.4%	51.6%	63.9%	76.1%	88.4%	100.7%	112.9%
$3.30	-5.3%	6.9%	19.2%	31.5%	43.7%	56.0%	68.3%	80.5%	92.8%	105.1%	117.3%
$3.20	-0.9%	11.3%	23.6%	35.8%	48.1%	60.4%	72.6%	84.9%	97.2%	109.4%	121.7%
$3.10	3.4%	15.7%	28.0%	40.2%	52.5%	64.8%	77.0%	89.3%	101.6%	113 8%	126 1%
$3.00	7.8%	20.1%	32.3%	44.6%	56.9%	69.1%	81.4%	93.7%	105.9%	118.2%	130.5%

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

Item 4. Controls and Procedures.

As of September 30, 2007, under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and regulations and are operating in an effective manner.

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

On March 8, 2007, the Michigan Department of Environmental Quality approved our application for a minor source construction permit for air emissions (PTI No. 241-06). The air permit includes an 8,000 bushel per hour grain dryer and limits the production of ethanol on the site to 121 million gallons per year. On July 9, 2007, we were officially served with a Petition For Review-Complaint filed by an organization called Concerned Citizens of Gratiot County, LLC, a Michigan limited liability company, with the Ingham County, Michigan Circuit Court. The suit sought judicial review of the grant to us by the Michigan Department of Environmental Quality (DEQ) of a permit to install for construction of our ethanol plant and requested the court to declare the permit void. The suit requested a declaration under the Michigan Environmental Protection Act (MEPA) that the operation of the proposed Liberty plant, without additional enforceable emissions controls, was likely to pollute, impair, or destroy natural resources. The DEQ and Liberty filed answers denying that the plaintiff is entitled to any relief. This case was dismissed without prejudice as to all parties on August 27, 2007 by the Ingham County, Michigan Circuit Court.

Item 1A. Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in the Company’s Registration Files on Form S-1 filed June 7, 2007 as amended by July 31, 2007 post-effective amendment No. 3.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits.

Exhibit Number	Description of Exhibits

10.28*	Service Contract with Carolyn Pumford Dated July 15, 2007

10.29*	Service Contract with EnerJy Resources, L.L.C. Dated July 16, 2007

10.30*	Membership Agreement with Ethanol Promotion and Information Council Dated July 10, 2007

10.31*	Service Contract with Jake Hirshman Dated July 1, 2007

10.32*	Independent Contractor Agreement with The John Truscott Group, L.L.C. Dated August 1, 2007

10.33*	Service Contract with Rod Davidson Dated August 6, 2007

10.34*	Service Contract with Greg Cochran Dated July 30, 2007

10.35*	Letter of Intent with Hogenson Construction Company Dated August 13, 2007

10.36*	Letter of Intent Extension with Hogenson Construction Company Dated October 15, 2007

10.37*	First Amendment to ICM, Inc. Amended Loan and Security Agreement and Promissory Note

23.1*	Consent of Stout Risius Ross, Inc. dated November 12, 2007

23.2*	Consent of Kennedy & Coe, LLC dated November 12, 2007

31.1*	Certification of Chief Executive Officer under Securities Exchange Act Rules 13a-14 or 15d-14

31.2*	Certification of Chief Financial Officer under Securities Exchange Act Rules 13a-14 or 15d-14

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY RENEWABLE FUELS LLC

Date: November 19, 2007	By:	/s/ David Skjaerlund
David Skjaerlund President and Chief Executive Officer