Form 10-K
period 2007-12-31
LIBERTY RENEWABLE FUELS LLC
filed 2008-04-15
CIK 1373025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 333-140098

LIBERTY RENEWABLE FUELS LLC
(Exact name of registrant as specified in its charter)

Delaware	20-5284919
State or other jurisdiction of incorporation or organization	I.R.S. Employer Identification Number

1266 E. Washington Road, Ithaca, Michigan 48847
(Address of principal executive offices)

(989) 743-1042
(Registrant’s telephone number, including Area Code)
Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The registrant has no non-voting common equity.

As of March 31, 2008, there were 4,635 units of Liberty Renewable Fuels LLC outstanding.

CAUTIONARY STATEMENT

All statements included or incorporated by reference in this Annual Report on Form 10-K, other than statements or characterizations of historical fact, are forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements concerning projected net sales, costs and expenses and gross margins; our accounting estimates, assumptions and judgments; our success in pending litigation, if any; the demand for ethanol and its co-products; the competitive nature of and anticipated growth in our industry; production capacity and goals; our ability to consummate acquisitions and integrate their operations successfully; and our prospective needs for additional capital. These forward-looking statements are based on our current expectations, estimates, approximations and projections about our industry and business, management’s beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions, and variations or negatives of these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed under “Risk Factors” in Item 1A of this Report. These forward-looking statements speak only as of the date of this Report. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law.

PART I.

Item 1. Description of Business

Business Overview

We are a Delaware limited liability company organized on June 21, 2006. We are a development-stage company with no prior operating history. We do not expect to generate any revenue until we begin operating the proposed ethanol plant. Our ownership interests are represented by membership interests, which are designated as units. Our principal address and location is 1266 E. Washington Rd., Ithaca, MI 48847. Our mailing address is P.O. Box 335, Owosso, Michigan 48867. Our telephone number is (989) 743-1042. Our website address is www.libertyrf.com.

Company History

On July 18, 2006, we purchased all of the assets and assumed substantially all of the liabilities of Liberty Renewable Fuels, LLC, a Michigan limited liability company. The Michigan limited liability company, which we refer to as Liberty Michigan, from whom we purchased our initial assets was originally formed at the beginning of 2006 in order to develop, construct, own and operate an ethanol plant in central Michigan. After Liberty Michigan was founded, a disagreement over the ownership of one of the founders of Liberty Michigan developed. As a result of such disagreement, Liberty Michigan, the founder and his affiliates entered into a settlement agreement that provided for payment of up to $500,000 to the founder and his affiliates in exchange for a release of their claims to any ownership in Liberty Michigan. Due to the dispute, Liberty Michigan determined to wind down its existence and sell its assets to us. Liberty Michigan was dissolved following its sale of assets to us.

Business and Growth Strategy

If we are able to fully capitalize the project as described in our financing plan below, we will use the offering proceeds to build and operate a 110-million gallon per year dry mill corn-processing ethanol plant. We expect the ethanol plant will annually process approximately 40 million bushels of corn into approximately 110-million gallons of fuel-grade ethanol, 354,000 tons of distillers grains for animal feed and 315,000 tons of carbon dioxide per year. Distillers grains and carbon dioxide are the principal co-products of the ethanol manufacturing process.

Construction of the project is expected to take 10-12 months from the date of financial close. Our anticipated completion date is scheduled for the first quarter of 2009. Once the plant is operational, we intend to sell all of the ethanol and distillers grains produced at the facility. We currently have no plans to capture and market the carbon dioxide; however, at some point in the future we may decide it is feasible to do so. We intend to market our ethanol through an experienced ethanol marketer and our distillers grains through an experienced distillers grains marketer, which we expect will have access to national markets.

 Industry Overview and Market Opportunity

Ethanol is a clean-burning, high-octane fuel that is produced from renewable sources. In the United States, ethanol is produced primarily from corn and is used as a vehicle fuel and as a gasoline fuel additive to increase gasoline's octane rating and to comply with air emissions regulations by reducing emissions of carbon monoxide and nitrogen oxide. The Renewable Fuel Standards mandated that ethanol comprise a minimum of 2.8% or 9.0 billion gallons, of the U.S. fuel supply as of January 1, 2008. The RFA reports that ethanol is blended into one-third of the gasoline consumed in the United States. All automobiles in the United States can operate with a fuel mix that is 90% gasoline and 10% ethanol, also referred to as E10 fuel. E10 is approved for use under the warranties of all major motor vehicle manufacturers and often is recommended as a result of ethanol's clean-burning characteristics. Ethanol comprises up to 85% of E85 fuel. Although E85 currently represents a relatively small portion of the U.S. gasoline supply, approximately five million vehicles in the United States today are Flexible Fuel Vehicles, or FFVs, capable of using E85 fuel.

The ethanol industry has grown significantly over the last few years, expanding production capacity at a compound annual growth rate of approximately 20% from 2000 to 2005, according to the RFA. We believe the ethanol market will continue to grow as a result of its favorable production economics relative to gasoline, a shortage of domestic petroleum refining capacity, federally-mandated renewable fuel usage, favorable tax treatment, ethanol's clean-burning characteristics and geopolitical and environmental concerns with petroleum-based fuels.

Competition

We will be in direct competition with numerous other ethanol producers, many of whom have greater resources than we do. We also expect that additional ethanol producers will enter the market if the demand for ethanol continues to increase. Our plant will compete with other ethanol producers on the basis of price, and to a lesser extent, delivery service. However, we believe that we can compete favorably with other ethanol producers due to the following factors:

•	Rail access facilitating use of unit trains with large volume carrying capacity;

•	Anticipated grain supplies at favorable prices as compared to other Great Lakes States;

•	Economies of scale of a 110-million gallon per year plant versus smaller plants;

•	Access to a skilled workforce;

•	The modern plant design will help us to operate more efficiently than older plants; and

•	The use of a state-of-the-art process control system to provide product consistency.

Description of Dry Mill Process

Our plant will produce ethanol by processing corn. Changing corn to ethanol by fermentation takes many steps. The corn will be received by rail and by truck, then weighed and unloaded in a receiving building. It will then be transported to storage bins. Thereafter, it will be moved to a scalper to remove rocks and debris. Starch in the corn must be broken down into simple sugars before fermentation that produces alcohol (ethanol) can occur.

This is achieved by grinding the corn in a hammermill into a mash and conveying the mash into a slurry tank for enzymatic processing. Then, water, heat and enzymes are added to break the ground grain into a fine slurry. The slurry will be heated for sterilization and pumped to a liquefaction tank where additional enzymes are added. Next, the grain slurry is pumped into fermenters, where yeast is added, to begin a batch fermentation process. Yeast is a single-celled fungus that feeds on the sugar and causes the fermentation. As the fungus feeds on the sugar, it produces alcohol (ethanol) and carbon dioxide. A vacuum distillation system will divide the alcohol from the grain mash. Alcohol is then transported through a rectifier column, a side stripper and a molecular sieve system where it is dehydrated. The 200 proof alcohol is then pumped to farm shift tanks and blended with five percent denaturant, usually gasoline, as it is pumped into storage tanks. The 200 proof alcohol and five percent denaturant constitute ethanol.

Corn mash from the distillation stripper is pumped into one of several decanter-type centrifuges for dewatering. The water (“thin stillage”) is then pumped from the centrifuges to an evaporator where it is dried into thick syrup. The solids that exit the centrifuge or evaporators (the “wet cake”) are conveyed to the distillers dried grains dryer system. Syrup is added to the wet cake as it enters the dryer, where moisture is removed. The process will produce distillers grains, which is processed corn mash that can be used as animal feed.

The following chart provided by the Renewable Fuels Association, illustrates the dry mill process:

Source: Renewable Fuels Association, report entitled “How Ethanol is Made,”
current as of November 17, 2006, available free of charge at www.ethanolrfa.org.

We expect that the ethanol production technology we will use in our plant will be supplied by ICM and that they will either own the technology or have obtained any license to utilize the necessary technology.

The Plant

Our plant will have a design capacity to produce approximately 110-million gallons of ethanol per year. In addition, we expect the plant to produce approximately 354,000 tons of distillers grains. We expect that when completed, the plant will operate utilizing the following facilities and processes:

•
Grain Receiving, Storage and Milling Equipment. The plant will contain receiving facilities that will have the ability to receive corn by rail and truck. Upon delivery, the corn will be weighed and a weight ticket will be issued. The corn will then be moved through a scalper to remove rocks and debris before conveying the product to storage bins. A dust collection system will be installed in the grain receiving system to limit particulate emissions. We plan to build approximately 4,000,000 bushels of corn storage as part of the plant construction. The corn will be removed from storage and processed through a hammer-mill or grinder. The result of this process is ground corn. We also plan to install a 6,000 bushels per hour grain dryer so that we can receive and dry wet corn from local growers at harvest time.

•
Conversion and Liquefaction System, Fermentation System and Evaporation System. Ground corn will be mixed with recycled process condensate water, alpha amalyse and aqueous ammonia are added. The mash is cooked with a proprietary, indirect contact, steam cooker and then continues through liquefaction tanks and into fermenters. Simultaneously, yeast and a secondary enzyme will be added to the cooked mash as it is cooled and enters the fermenters. After fermentation is complete, the liquid produced by the fermentation process is pumped to a large tank called a beerwell and then sent to the distillation column to separate the alcohol from the mash. Enzymes are proteins produced by microorganisms grown in controlled fermentations. The proteins contain catalytic sites that allow specific chemical reactions to occur at more moderate temperatures and pHs than normal. A new generation of alpha amylases eliminates the need to add lime and also tolerates lower pH, allowing thinner stillage to be recycled to the slurry tank. Both of these help reduce environmental impact and ethanol production cost. Enzymes play a critical role in ethanol production with new developments improving ethanol production efficiencies.

During fermentation, high performance liquid chromatography measures the concentration of ethanol in the mash and provides crucial information on the quality of fermentation for a wide genetic base of corn. This aids the sourcing and utilization of corn that yields more ethanol.

•
Distillation and Molecular Sieve. The alcohol is distilled in three columns (the Beer Column, the Rectifier and the Side Stripper) and then dehydrated in the molecular sieve system. The alcohol is then blended with denaturant as it is pumped into storage tanks. The storage tanks will contain meters, filters, pumps and loading equipment for transfer to rail cars or trucks.

•
Liquid/Solid Separation System. The ethanol plant will also produce distillers grains. The resulting corn mash from the Beer Column will be piped to centrifuges and then to dryers, where moisture is removed. The plant will utilize a dryer system with a thermal oxidizer and heat recovery steam generation. After it is dried, the distillers grains will be conveyed to the filter receiver and then to a storage building.

•	Product Storage Area. We expect to have storage tanks on site to store the ethanol we produce. The plant will also contain a storage building to hold distillers grains until shipped.

•	Product Shipment Facilities. We will have facilities for the shipment, by truck or rail, of our ethanol and distillers grains produced at our plant.

•
General Plant Infrastructure and Utilities. The facility will also consist of administration facilities, chillers, cooling towers and other processing equipment, some of which require fresh water to operate. Boiler water is conditioned in regenerative softeners and/or other treatment equipment and pumped through a deaerator and into a deaerator tank. Appropriate boiler chemicals are added and the pre-heated water is pumped into the boiler. Steam energy will be provided by a heat recovery steam generator. Process cooling will be provided by circulating cooling water through heat exchangers, a chiller and a cooling tower. We expect the facility to also contain a compressed air system consisting of an air compressor, receiver tank, pre-filter and air dryer. We expect that the plant design will also incorporate the use of a clean-in-place system for cooking, fermentation, distillation, evaporation, centrifuges and other systems.

Thermal Oxidizer

Ethanol plants such as ours may produce odors in the production of ethanol and its primary by-product, distillers dried grains with solubles, which some people may find unpleasant. We intend to reduce odors by routing dryer emissions through thermal oxidizers. Based upon materials and information from ICM, we expect thermal oxidation to significantly reduce any unpleasant odors caused by the ethanol and distillers grains manufacturing process. We expect thermal oxidation, which burns emissions, will eliminate a significant amount of the volatile organic carbon compounds in emissions that cause odor in the drying process and allow us to meet the applicable permitting requirements. We also expect this addition to the ethanol plant to reduce the risk of possible nuisance claims and any related negative public reaction against us.

Ethanol Markets

Ethanol has important applications. Primarily, ethanol can be used as a high quality octane enhancer and an oxygenate capable of reducing air pollution and improving automobile performance.

The principal purchasers of ethanol are generally the wholesale gasoline marketer or blender. The principal markets for our ethanol are petroleum terminals in the continental United States. We have executed an agreement with the ethanol marketer C&N Companies to sell our ethanol in both the regional and national markets. We may also attempt to access local markets, but these will be limited and must be evaluated on a case-by-case basis. Although local markets will be the easiest to service, they may be oversold.

We intend to serve the regional and national markets by rail. Because ethanol use results in less air pollution than regular gasoline, regional and national markets typically include large cities that are subject to anti-smog measures in either carbon monoxide or ozone non-attainment areas. We expect to reach these markets by delivering ethanol to terminals that then blend the ethanol to E-10 and E85 gasoline and transport the blended gasoline to retail outlets in these markets.

In addition to rail, we may try to service the regional markets by truck. Occasionally, there are opportunities to obtain backhaul rates from local trucking companies. These are rates that are reduced since the truck is loaded both ways. Normally, the trucks drive to the refined fuels terminals empty and load gasoline product for delivery. A backhaul is the opportunity to load the truck with ethanol to return to the terminal.

Co-products

The principal co-product of the ethanol production process is distillers grains, a high protein, high-energy animal feed supplement primarily marketed to the dairy and beef industry. Distillers grains contain bypass protein that is superior to other protein supplements such as cottonseed meal and soybean meal. According to a 1986 study by the University of Nebraska reported in “Nebraska Company Extension Study MP51—Distillers Grains,” bypass proteins are more digestible to the animal, thus generating greater lactation in milk cows and greater weight gain in beef cattle. Dry mill ethanol processing creates three forms of distillers grains: distillers wet grains with solubles (“distillers wet grains”), distillers modified wet grains with solubles (“distillers modified wet grains”) and distillers dry grains. Distillers wet grains are processed corn mash that contains approximately 70% moisture and has a shelf life of approximately three days. Therefore, it can be sold only to farms within the immediate vicinity of an ethanol plant. Distillers modified wet grains are distillers wet grains that have been dried to approximately 50% moisture. It has a slightly longer shelf life of approximately three weeks and is often sold to nearby markets. Distillers dried grains are distillers wet grains that have been dried to 10% moisture. Distillers dried grains has an almost indefinite shelf life and may be sold and shipped to any market regardless of its proximity to an ethanol plant.

The plant is expected to produce approximately 315,000 tons annually of raw carbon dioxide as another by-product of the ethanol production process according to our Feasibility Study. At this time, we do not intend to capture and market our carbon dioxide gas.

Distillers Grains Markets

In its Ethanol Industry Outlook for 2008, the Renewable Fuels Association reported that 19.6 million metric tons of distiller’s grains were produced in 2007 by the ethanol industry. We expect the amount of distillers grains produced to increase significantly as the number of ethanol plants increase. The primary consumers of distillers grains are dairy and beef cattle, according to the Renewable Fuels Association’s Ethanol Industry Outlook 2008 (dated February 2008, publicly available free of charge at www.ethanolrfa.org). In recent years, an increasing amount of distillers grains have been used in the swine and poultry markets. Numerous feeding trials show advantages in milk production, growth, rumen health, and palatability over other dairy cattle feeds. With the advancement of research into the feeding rations of poultry and swine, these markets will continue to grow.

The market for distillers grains is generally confined to locations where freight costs allow it to be competitively priced against other feed ingredients. Distillers grains competes directly with three other feed formulations: corn gluten feed, dry brewers grain and mill feeds. The primary value of these products as animal feed is their protein content. Dry brewers grain and distillers grains have about the same protein content, and corn gluten feed and mill feeds have slightly lower protein contents.

As with ethanol, the distillers grains markets are both regional and national. These national markets are just emerging, primarily in the southeast and southwest United States where significant dairy and poultry operations are located. In addition, there is the possibility of some local marketing. Local markets are very limited and highly competitive for the use of distiller’s grains. The following chart shows distillers grains production comparative to the potential regional market for distillers grains:

Source: University of Minnesota DDGS Web site, http://www.ddgs.umn.edu/ppt-pqd.htm; Pro Exporter Network

Although local markets will be the easiest to service, they may be oversold, which would depress distillers grains prices. We plan to market some of our distillers grains to the local livestock markets surrounding the plant, to the livestock markets in the eastern United States and livestock markets overseas. We have executed an agreement with Zeeland Farm Services to market our distillers grains.

Corn Feedstock Supply

We anticipate that our plant will need approximately 40 million bushels of grain per year for our dry milling process. The corn supply for our plant will be obtained primarily from local markets. Traditionally, corn grown in the area has been fed locally to livestock or exported for feeding or processing. We believe, based on the Feasibility Study, that in the year 2005, the 14 county area surrounding the Ithaca location we are considering for our plant produced approximately 94.3 million bushels of corn. The chart below describes the amount of corn grown in Gratiot County, Michigan and surrounding Michigan counties for 2001 through 2005 which was contained in the Feasibility Study.

County	2005 Corn Production	2004 Corn Production	2003 Corn Production	2002 Corn Production	2001 Corn Production
	(million bushels)	(million bushels)	(million bushels)	(million bushels)	(million bushels)
Bay	6.73	5.75	5.68	6.10	3.51
Clinton	8.68	8.10	7.65	6.50	5.68
Eaton	8.17	8.15	8.82	7.90	7.05
Genesee	3.78	2.70	3.11	2.50	1.92
Gratiot	11.15	8.65	9.27	9.40	8.37
Ingham	6.69	7.15	6.69	5.20	4.75
Ionia	9.42	9.15	9.43	8.50	8.15
Isabella	4.66	3.03	3.94	3.55	2.57
Livingston	2.57	2.50	2.66	2.00	2.08
Mecosta	2.37	1.65	1.75	1.43	1.27
Midland	3.35	2.41	3.00	2.35	2.06
Montcalm	7.07	5.62	5.33	5.90	4.25
Saginaw	12.35	10.50	11.30	11.50	8.29
Shiawassee	7.29	6.10	5.71	4.90	4.40
Total	94.3	81.5	84.34	77.7	64.4

We will be dependent upon the availability and price of corn. The price at which we will purchase corn will depend on prevailing market prices. According to the Feasibility Study, production of corn in the 14-county study area surrounding the proposed location of the ethanol plant was 94.3 million bushels in 2005. In a short crop year, the potential exists that corn would need to be shipped into a 110-million gallon per year ethanol plant. Although the areas surrounding the locations we are considering for our plant produce a significant amount of corn and we do not anticipate problems sourcing corn, we cannot assure our members that a shortage will not develop, particularly if there are other ethanol plants competing for corn, an extended drought in the area, or other production problem. In addition, our financial projections assume that we can purchase grain for prices near the ten-year average for corn in the areas we are considering for the location of the plant.

Grain prices are primarily dependent on world feedstuffs supply and demand and on U.S. and global corn crop production, which can be volatile as a result of a number of factors, the most important of which are weather, current and anticipated stocks and prices, export prices and supports and the government’s current and anticipated agricultural policy. Historical grain pricing information indicates that the price of grain has fluctuated significantly in the past and may fluctuate significantly in the future. Because the market price of ethanol is not related to grain prices, ethanol producers are generally not able to compensate for increases in the cost of grain feedstock through adjustments in prices charged for their ethanol. We, therefore, anticipate that our plant’s profitability will be negatively impacted during periods of high corn prices.

Grain origination and risk management

We anticipate establishing ongoing business relationships with local farmers and grain elevators to acquire the corn needed for the project. We have no other contracts, agreements or understandings with any grain producer in the area. Although we anticipate procuring grains from these sources, there can be no assurance that such grains can be procured on acceptable terms, or if at all.

We expect to hire or contract with a commodities manager to ensure the consistent scheduling of corn deliveries and to establish and fill forward contracts through grain elevators and producers. The commodities manager will utilize forward contracting and hedging strategies, including certain futures contracts, forward contracts and/or certain derivative instruments to manage our commodity risk exposure and optimize finished product pricing on our behalf. We anticipate that most of our grain will be acquired in this manner. Forward contracts allow us to purchase corn for future delivery. The effectiveness of such hedging activities will depend upon, among other things, volatility in the market price for corn, our ability to sell enough ethanol and distillers grains to use all of the corn procured and the effectiveness of our hedging strategy. Although the hedging activities will be effected to limit our price risk, we may still be exposed to some price risk. Further, the hedging activities themselves result in costs that we may incur and that may be significant.

Transportation and Delivery

We anticipate our plant will have the facilities to receive grain by truck and rail and to load ethanol and distillers grains onto trucks and rail cars. We believe rail is considerably more cost effective than truck transportation to the more distant markets. The railways and highways we will use will be dependent on our choice of location to build our plant. At this time, we do not have any contracts in place with any railway.

Utilities

The production of ethanol is a very energy intensive process that uses significant amounts of electricity and natural gas. Water supply and quality are also important considerations. We plan to enter into agreements with local electric and natural gas suppliers to provide our needed energy. There can be no assurance that those utilities and companies will be able to reliably supply the natural gas and electricity that we need. If there is an interruption in the supply of energy for any reason, such as supply, delivery, or mechanical problems, we may be required to halt production. If production is halted for an extended period of time, it may have a material adverse effect on our operations, cash flows, and financial performance.

Natural Gas

In order to operate a 110-million gallon ethanol plant, we will require approximately 3,400,000 MMBTU of natural gas per year. The plant will produce process steam from its own boiler system and dry the distillers dried grains by-product via a direct gas-fired dryer. The price we will pay for natural gas has not yet been determined. In 2005, natural gas prices increased sharply as Hurricane Katrina devastated operations and impacted infrastructure on the Gulf Coast. Natural gas prices rose from approximately $3.00—6.50/mcf mmbtu to nearly $5.00—12.00/mcf. mmbtu. More recently, natural gas prices have settled into approximately the $6.00/mcf mmbtu—8.00/mcf mmbtu range.

Electricity

Based on our Feasibility Study, we anticipate the proposed plant will require approximately 9 MW of electricity at peak demand. We have discussed and reviewed but not yet negotiated or executed any agreement with a power company to provide electricity to our site. The price at which we will be able to purchase electric services has not yet been determined.

 Water

We will require a significant supply of water. We have assessed our water needs and available supply and we expect to drill several high-capacity wells to provide for our water needs. If we are unable to access sufficient well water supply or unable to drill the wells for any reason, we may utilize nearby surface water or municipal water to meet the plant’s water needs, which is within one quarter mile of our plant site.

Much of the water used in an ethanol plant is recycled back into the process. There are, however, certain areas of production where fresh water is needed. Those areas include boiler makeup water and cooling tower water. Boiler makeup water is treated on-site to minimize all elements that will harm the boiler and recycled water cannot be used for this process. Cooling tower water is deemed non-contact water because it does not come in contact with the mash, and, therefore, can be regenerated back into the cooling tower process. The makeup water requirements for the cooling tower are primarily a result of evaporation. Depending on the type of technology utilized in the plant design, much of the water can be recycled back into the process, which will minimize the discharge water. This will have the long-term effect of lowering wastewater treatment costs. Many new plants today are zero or near zero effluent facilities. We anticipate our plant design incorporating the ICM/Phoenix Bio-Methanator wastewater treatment process will result in zero discharge of plant process water.

Employees

We presently have one full-time employee, David Skjaerlund, our President and Chief Executive Officer. Prior to completion of the plant construction and commencement of operations, we intend to hire approximately 46 full-time employees. The following table represents some of the anticipated positions within the plant and the minimum number of individuals we expect will be full-time personnel:

Position	# Full-Time Personnel
General Manager	1
Plant Manager	1
Commodities Specialist	1
Controller	1
Bookkeeper	1
Secretary	1
Production Team Leaders	4
Team Production I	4
Team Production II	8
Utilities, Maintenance & Safety Manager	1
Licensed Boiler Operator	2
Maintenance Worker	4
Welder	2
Electrician	1
Electronic Technician	1
Laboratory Manager	1
Laboratory Assistant	2
Rail Attendant	2
Truck Attendant	4
Grain Sampling & Records	2
Entry Level Floater	2
TOTAL	46

The positions, titles, job responsibilities and number allocated to each position may differ when we begin to employ individuals for each position.

Government Regulation

There are a number of government regulations that could impact the ethanol plant, including the regulation of air emissions, handling of any hazardous materials or discharge of cooling tower water. In addition, government policy regarding renewable fuels can change in the future and may negatively impact the industry. We anticipate the ability to compile fully with all governmental regulations.

We intend to enter into written confidentiality and assignment agreements with our officers and employees. Among other things, these agreements will require such officers and employees to keep all proprietary information developed or used by us in the course of our business strictly confidential.

Our success will depend in part on our ability to attract and retain qualified personnel at a competitive wage and benefit level. We must hire qualified managers, accounting, human resources and other personnel. We cannot assure our members that we will be successful in attracting and retaining qualified personnel at a wage and benefit structure at or below those we have assumed in our project. If we are unsuccessful in this regard, we may not be competitive with other ethanol plants which would have a material adverse affect on our operations, cash flows and financial performance.

Sales and Marketing

We intend to sell and market the ethanol and distillers grains produced at the plant through normal and established markets. We hope to market all of the ethanol produced with the assistance of an ethanol distributor. Similarly, we hope to sell all of our distillers grains through the use of an ethanol-byproducts marketing firm.

Design-Build Team

ICM

On April 18, 2007, we entered into an agreement with ICM setting forth the terms upon which ICM will provide certain services related to the design, construction and start-up of our ethanol plant. At that time, we paid ICM an additional payment of $750,000. Under the agreement, ICM had the binding obligation to begin construction of our ethanol plant no later than the third calendar quarter of 2007 provided that we satisfied certain requirements, including closing the financing. Construction began in mid-2007. Upon execution of the original letter of intent with ICM on August 22, 2006, we paid ICM $250,000. On January 13, 2007, we also paid ICM the first $2,000,000 installment payment, which is refundable to the extent not spent by ICM in preparing for construction of the ethanol plant. We paid ICM the second installment of $2,000,000 on March 13, 2007, which is also refundable to the extent not spent by ICM in preparing for construction of the ethanol plant. ICM began construction of our ethanol plant in July of 2007. ICM will serve as the principal contractor for the plant and to provide the process engineering operations.

ICM is a full-service engineering, manufacturing and merchandising firm based in Colwich, Kansas and founded in 1995 by President and CEO, Dave Vander Griend. ICM is expected to provide the process engineering operations. ICM has been involved in the research, design and construction of ethanol plants for many years. The principals of ICM each have over 20 years of experience in the ethanol industry and have been involved in the design, fabrication and operations of many ethanol plants. ICM employs over 250 engineers, professional and industry experts, craftsmen, welders and painters and full-time field employees that oversee the process. IMC, Inc. has been involved in sixty ethanol plant projects. ICM could lack the capacity to serve our plant due to the increased number of plants that they are designing and building at any one time. In addition, due to the large number of plants that ICM is currently designing, ICM may not be able to devote as much time to the advancement of new technology as other firms that have more available personnel resources.

The plants that were using ICM design technology and were in production as of late December 2006 include with their respective sizes in millions of gallons per year:

Plant Name	Location	Size
PLANT PROJECTS
Adkins Energy, LLC	Lena, IL	30
Amaizing Energy, LLC	Denison, IA	40
Badger State Ethanol, LLC	Monroe, WI	40
Big River Resources, LLC	West Burlington, IA	40
Bushmills Ethanol	Atwater, MN	40
Commonwealth Agri-Energy, LLC	Hopkinsville, KY	20
CORN, LP	Goldfield, IA	50
East Kansas Agri Energy, LLC	Garnett, KS	35
Front Range Energy LLC	Windsor, CO	40
Glacial Lakes Energy, LLC	Watertown, SD	40
Golden Grain Energy, LLC	Mason City, IA	40
Granite Falls Energy, LLC	Granite Falls, MN	40
Hawkeye Renewables, LLC	Iowa Falls, IA	40
Hawkeye Renewables, LLC II	Fairbank, IA	100
Heartland Grain Fuels, LP	Huron, SD	8
Husker Ag, LLC	Plainview, NE	20
KAAPA Ethanol, LLC	Minden, NE	40
Lincolnland Agri Energy, LLC	Robinson, IL	40
Lincolnway Energy, LLC	Nevada, IA	50
Little Sioux Corn Processors, LLC	Marcus, IA	40
Mid-Missouri Energy, Inc.	Malta Bend, MO	40
Midwest Grain Processors Cooperative	Lakota, IA	40
North Country Ethanol	Rosholt, SD	20
Platte Valley Fuel Ethanol, LLC	Central City, NE	40
Prairie Horizon Agri-Energy LLC	Phillipsburg, KS	40
Sterling Ethanol, LLC	Sterling, CO	40
Suncor Energy Products Inc.	Sarnia, Ontario, CANADA	55
Trenton Agri-Products, LLC	Trenton, NE	30
The Andersons Albion Ethanol LLC	Albion, MI	55
United Wisconsin Grain Producers	Friesland, WI	40
US Bio Woodbury	Lake Odessa, MI	40
US Energy Partners, LLC	Russell, KS	30
VeraSun Energy	Aurora, SD	100
VeraSun Energy	Fort Dodge, IA	110
Western Plains Energy, LLC	Oakley, KS	30

EXPANSIONS
Al-Corn Clean Fuels	Claremont, MN	20/35
Commonwealth Agri-Energy, LLC Expansion	Hopkinsville, KY	20/40
Hawkeye Renewables, LLC Expansion	Iowa Falls, IA	40/80
Heartland Grain Fuels, LP Expansion	Huron, SD	14/30
Trenton Agri-Products, LLC Expansion	Trenton, NE	30/40
US Energy Partners, LLC Expansion	Russell, KS	30/40
Western Plains Energy, LLC Expansion	Oakley, KS	30/40

Source: ICM

Wilcox Design-Build, LLC

We have entered into an agreement with Wilcox regarding the terms upon which we have retained Wilcox to provide certain services relating to the coordination, engineering, design and construction of the ethanol plant. Under the agreement, Wilcox will provide services relating to the following: site investigation services, planning and permitting, design and construction documents, design review meetings, construction and staking, and construction management. The scope of services includes the construction management of site excavation and grading, roads, utility installation, administration building, maintenance building and the grain handling complex. The agreement also contains a project milestone schedule which anticipates construction on the plant to continue through May 2008. Wilcox will supplement and complement the services provided by the ethanol plant design-build firm ICM as stated in the letter of intent previously signed by Liberty and ICM.

Wilcox was founded in 1968 and has grown to over 280 employees offering engineering, surveying, environmental services, planning, landscape architecture, and construction engineering services. Wilcox, with 11 offices located in Michigan, also performs turn-key and design-build projects including transportation, automotive proving grounds, large-scale developments/resorts and small to medium municipal client services. The Wilcox team includes over 75 licensed professionals which operate throughout the U.S. and abroad. Wilcox is prequalified by numerous state agencies, is an ISO 9001:2000 certified company, and is also listed among ENR’s “Top 500 Design Firms.”

Construction and timetable for completion of the project

Due to a lack of funding for work performed in November 2007, Wilcox has ordered their subcontractors to stop work on the project. ICM has also stopped work on the project until financing is closed. Assuming sufficient equity is raised, and we are able to complete the debt and follow-on equity portion of our financing, we estimate that the project will be completed approximately 10-12 months from the date of financial close.

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

The consequence to our members is that their potential return on their investment would be materially and adversely affected. In the worst case, such delays could cause the failure of the project and our members could lose their entire investment in us. This schedule further assumes that two months of detailed design will occur prior to closing and the construction schedule will be followed by two months of commissioning. During the period of commissioning, we expect preliminary testing, training of personnel and start-up of operations at our plant to occur. This schedule also assumes that bad weather, and other factors beyond our control do not upset our timetable as there is no additional time built into our construction schedule for unplanned contingencies. There can be no assurance that the timetable that we have set will be followed, and factors or events beyond our control could hamper our efforts to complete the project in a timely fashion.

Regulatory Permits and Compliance with Environmental Laws

We will be subject to extensive air, water and other environmental regulations and we will need to obtain a number of environmental permits to construct and operate the plant. In addition, it is likely that our senior debt financing will be contingent on our ability to obtain the various required environmental permits. We anticipate industry experts will coordinate and assist us with obtaining certain environmental permits, and to advise us on general environmental compliance. In addition, we may retain consultants with specific expertise for the permit being pursued to ensure all permits are acquired in a cost efficient and timely manner.

Of the permits described below, we must obtain a minor source construction permit for air emissions prior to starting construction, which has been approved and issued by MDEQ. We have already received a construction storm water discharge permit. The remaining permits will be required shortly before or shortly after we begin to operate the plant. If for any reason any of these permits are not granted, construction costs for the plant may increase, or the plant may not be constructed at all. In addition to the state requirements, the United States Environmental Protection Agency (“EPA”) could impose conditions or other restrictions in the permits that are detrimental to us or which increase permit requirements or the testing protocols and methods necessary to obtain a permit either before, during or after the permitting process. The State of Michigan and the EPA could also modify the requirements for obtaining a permit. Any such event would likely have a material adverse impact on our operations, cash flows and financial performance.

Even if we receive all required permits from the State of Michigan, we may also be subject to regulatory oversight from the EPA. Currently, the EPA’s statutes and rules do not require us to obtain separate EPA approval in connection with the construction and operation of the proposed plant. Michigan is authorized to enforce the EPA’s federal emissions program. However, the EPA does retain authority to take action if it decides that Michigan is not correctly enforcing its emissions program. Additionally, environmental laws and regulations, both at the federal and state level, are subject to change, and changes can be made retroactively. Consequently, even if we have the proper permits at the present time, we may be required to invest or spend considerable resources to comply with future environmental regulations or new or modified interpretations of those regulations to the detriment of our financial performance.

Minor source construction permit for air emissions

Our estimates indicate that our facility will be considered a minor source of regulated air pollutants. There are a number of emission sources that are expected to require permitting as outlined in our permit application submitted to the Michigan Department of Environmental Quality on August 16, 2006 (PTI No. 241-06). These sources include the boiler, ethanol process equipment, storage tanks, scrubbers, and baghouses. On March 8, 2007, the Michigan Department of Environmental Quality approved our application for a minor source construction permit for air emissions. The air permit includes a 6,000 bushel per hour grain dryer and limits the production of ethanol on the site to 121 million gallons per year. The types of regulated pollutants that are expected to be emitted from our plant include particulate matter, or PM10, carbon monoxide, or CO, nitrous oxides, or NOx and volatile organic compounds, or VOCs. The activities and emissions mean that we are expected to obtain a minor source construction permit for the facility emissions. Because of regulatory requirements, we anticipate that we will agree to limit production levels to a certain amount, which may be slightly higher than the production levels described in this document (currently projected at 110-million gallons per year at the nominal rate with the permit at a slightly higher rate of 121 million gallons per year) in order to avoid having to obtain Title V air permits. If we exceed these production limitations, we could be subjected to very expensive fines, penalties, injunctive relief and civil or criminal law enforcement actions. Exceeding these production limitations could also require us to pursue a Title V air permit. There is also a risk that further analysis prior to construction, a change in design assumptions or a change in the interpretation of regulations may require us to file for a Title V air permit. If we must obtain a Title V air permit, then we will experience significantly increased expenses and a significant delay in obtaining a subsequently sought Title V air permit. There is also a risk that Michigan might reject a Title V air permit application and request additional information, further delaying startup and increasing expenses. The air quality standards may change at any time, thus forcing us to later apply for a Title V air permit. There is also a risk that the area in which the plant is situated may be determined to be a non-attainment area for a particular pollutant. In this event, the threshold standards that require a Title V permit may be changed, thus requiring us to file for and obtain a Title V air permit. The cost of complying and documenting compliance should a Title V air permit be required is also higher. It is also possible that in order to comply with applicable air regulations or to avoid having to obtain a Title V permit, we would have to install additional air pollution control equipment such as additional or different scrubbers.

Air pollution standard

There are a number of air pollution standards which may affect the construction and operation of the plant going forward. The Prevention of Significant Deterioration, or PSD regulation creates more stringent and complicated permit review procedures for construction permits. It is possible, but not expected, that the plant may exceed applicable PSD levels for NOx, CO, and VOCs.

Waste Water National Pollutant Discharge Elimination System Permits (NPDES Permit)

We expect that we will use water to cool our closed circuit systems in the proposed plant based upon engineering specifications. Although the water in the cooling system will be re-circulated to decrease facility water demands, a certain amount of water will be continuously replaced to make up for evaporation and to maintain a high quality of water in the cooling tower. In addition, there will be occasional blowdown water that will have to be discharged. The exact details regarding the source of water and the amount of non-process and other wastewater that needs to be discharged will not be known until tests confirm the water quality and quantity for the site. Although unknown at this time, the quality and quantity of the water source and the specific requirements imposed by Michigan for discharge will materially affect our financial performance. We have filed for a permit to allow the discharge of non-contact cooling and boiler blowdown water into Pine River. Liberty received notice from MDEQ on April 9, 2008 that the NPDES permit has been approved.

New source performance standards

The plant will be subject to new source performance standards for both the plant’s distillation processes and the storage of volatile organic compounds used in the denaturing process. These duties include initial notification, emissions limits, compliance, monitoring requirements, and record keeping requirements.

Spill prevention, control, and countermeasures plan

Before we can begin operations, we must prepare and implement a Spill Prevention Control and Countermeasure, or SPCC plan in accordance with the guidelines contained in 40 CFR § 112. This plan will address oil pollution prevention regulations and must be reviewed and certified by a professional engineer. The SPCC must be reviewed and updated every three years.

Alcohol and Tobacco Tax and Trade Bureau Requirements

Before we can begin operations, we must comply with applicable Alcohol and Tobacco Tax and Trade Bureau (formerly the Bureau of Alcohol, Tobacco and Firearms) regulations. These regulations require that we first make application for and obtain an alcohol fuel producer’s permit. The application must include information identifying the principal persons involved in our venture and a statement as to whether any of them have ever been convicted of a felony or misdemeanor under federal or state law. The term of the permit is indefinite until terminated, revoked or suspended. The permit also requires that we maintain certain security measures. We must also secure an operations bond pursuant to 27 CFR § 19.957. There are other taxation requirements related to special occupational tax and a special stamp tax.

Risk management plan

Pursuant to § 112(r)(7) of the Clean Air Act, stationary sources with processes that contain more than a threshold quantity of a regulated substance are required to prepare and implement a Risk Management Plan. Since we plan to use anhydrous ammonia, we must establish a plan to prevent spills or leaks of the ammonia and an emergency response program in the event of spills, leaks, explosions or other events that may lead to the release of the ammonia into the surrounding area. The same requirement may also be true for denaturant. This determination will be made as soon as the exact chemical makeup of the denaturant is obtained. We will need to conduct a hazardous assessment and prepare models to assess the impact of an ammonia and/or denaturant release into the surrounding area. The program will be presented at one or more public meetings. In addition, it is likely that we will have to comply with the prevention requirements under OSHA’s Process Safety Management Standard. These requirements are similar to the Risk Management Plan requirements. The Risk Management Plan should be filed before use.

Environmental Protection Agency Oversight; Changes in Environmental Regulation

Even if we receive all Michigan environmental permits for construction and operation of the plant, we will also be subject to oversight activities by the EPA. There is always a risk that the EPA may enforce certain rules and regulations differently than Michigan’s environmental administrators.

In addition, the government’s regulation of the environment changes constantly. Michigan and EPA rules and regulations are subject to change, and it is possible that more stringent environmental rules or regulations could be adopted, which may result in greater regulatory burdens which could increase our operating costs and expenses. Furthermore, plant operations likely will be governed by the Occupational Safety and Health Administration, or OSHA. OSHA regulations may change such that the costs of the operation of the plant may increase. Any of these regulatory factors may result in higher costs or other materially adverse conditions effecting our operations, cash flows and financial performance.

Nuisance

Ethanol production has been known to produce an odor to which surrounding residents could object. Ethanol production may also increase dust in the area due to operations and the transportation of grain to the plant and ethanol and distillers dried grains from the plant. Such activities may subject us to nuisance, trespass, or similar claims by employees or property owners or residents in the vicinity of the plant. To help minimize the risk of nuisance claims based on odors related to the production of ethanol and its by-products, we intend to install a thermal oxidizer in the plant. Nonetheless, any such claims or increased costs to address complaints may have a material adverse effect on us, our operations, cash flows, and financial performance. We are not currently involved in any litigation involving nuisance or any other claims.

Legal Proceedings

As part of the acquisition of assets from Liberty Michigan, we assumed the obligations of Liberty Michigan under a settlement agreement with a group of the founders of Liberty Michigan, including Renewable Energy Consultants, LLC, Mark and Terri Bateman, Rick and Susan Chesak and Cyndi Brearley, which we refer to as the REC Parties. The settlement agreement was entered into between Liberty Michigan and the REC Parties to settle conflicting claims to the ownership of Liberty Michigan. The founders of Liberty Michigan remaining after execution of the settlement agreement determined that the best course of action for Liberty Michigan’s owners was to liquidate its assets and dissolve. We agreed to purchase all of the assets of Liberty Michigan and assume Liberty Michigan’s obligations under the settlement agreement with the REC Parties. In addition, we paid Liberty Michigan $170,000 as part of the consideration for the transaction.

The settlement agreement required the payment to the REC Parties of $20,000 upon execution of the settlement agreement, which payment has already been made by Liberty Michigan, up to $150,000 upon the closing of our initial private offering, which payment has already been made, and up to $350,000 to the REC Parties upon closing of the written debt financing agreements providing for sufficient debt financing which, combined with the equity raised in the Company’s S-1 offering and the $16,368,250 we raised in previous private placement offerings, would equal at least our then estimated total project cost.

On February 27, 2007, the REC Parties delivered notice to our counsel that the REC Parties believe the third installment payment under the settlement agreement between the REC Parties and Liberty Michigan is now due. On April 25, 2007, the arbitrator for the REC Parties’ claim determined that payment of the third installment is not due until the closing of any financing package that allows for the start of construction on the ethanol plant. The parties are in discussions regarding when such closing takes place. Such installment payment is accrued for in our financial statements and the disagreement is only over the timing of such payment.

On April 11, 2008 the REC Parties delivered notice to our counsel that the REC Parties believe the third installment payment under the settlement agreement between the REC Parties and Liberty Michigan is now due. We believe the claim is wholly without merit.

Item 1A. Risk Factors
RISK FACTORS

Risks Related to Liberty Renewable Fuels as a Development-Stage Company

We are a start-up business venture with no operating history, which could result in errors in management and operations causing a reduction in the value of our units.

We were recently formed and have no history of operations. Our ability to succeed may be hampered by the unforeseen expenses, difficulties, complications and delays frequently encountered with the formation and commencement of operations of a new business. We cannot assure our members that we can manage start-up effectively and properly staff operations. Any failure to manage our start-up effectively could delay the commencement of plant operations. A delay in start-up operations is likely to further delay our ability to generate revenue and satisfy our debt obligations. We anticipate a period of significant growth, involving the construction and start-up of operations of the plant. This period of growth and the start-up of the plant are likely to be a substantial challenge to us. If we fail to manage start-up effectively, our units could lose all or a substantial part of their value.

Our management has very little to no experience in the ethanol industry and our managers have never managed an energy production plant and do not dedicate their efforts to our project on a full time basis, which may affect our ability to build and operate the ethanol plant.

We are presently, and are likely for some time to continue to be, dependent upon our initial managers. Most of these individuals have little or no experience in running an ethanol plant, even though they have experience in corn merchandising and origination, petroleum distribution, bank financing and accounting, livestock feed marketing and sales, real estate development, and general business development and operation. ICM will be providing training and ongoing support to our employees running the ethanol plant to insure successful startup and continual operation of the plant. In addition, we are planning to hire marketing agents with experience in marketing ethanol and distillers grains that also have access to existing markets and customers. In addition, certain managers on our board are presently engaged in business and other activities which impose substantial demands on their time and attention. We have a full-time President, Dr. Skjaerlund; however we anticipate that our other executive officers will dedicate approximately 15 hours per week and that our managers will dedicate between 4 hours and 15 hours per week to our project depending upon which committees they serve. The fact that our executive officers and managers will not dedicate their efforts to our project on a full time basis may affect our ability to build and develop our ethanol plant. For more information, our members should read the information under “RISK FACTORS—Risks Related to Conflicts of Interest.”

We will be highly dependent upon contractors and consultants such as ICM and Wilcox for expertise in beginning operations in the ethanol industry and any loss of either of these relationships could cause us delay and added expense, placing us at a competitive disadvantage.

We will be dependent on our relationships with ICM, Wilcox and their respective employees. Any loss of either of these relationships, particularly during the construction and start-up period for the plant, may prevent us from commencing operations and result in the failure of our business. The time and expense of locating new consultants and contractors would result in unforeseen expenses and delays. Unforeseen expenses and delays may reduce our ability to generate revenue and profitability and significantly damage our competitive position in the ethanol industry such that our members could lose some or all of their investment.

There are several agreements and relationships that remain to be negotiated, executed and implemented which will have a critical impact on our operations, expenses and profitability.

We have several agreements, documents and relationships that remain to be negotiated, executed and implemented before we can develop and construct our plant and commence operations. Examples include agreements with debt financing sources, agreements to supply us with access to transportation facilities and utilities, agreements to supply us with corn and natural gas, contracts to sell our production and agreements with numerous consultants. Our expectations regarding the likely terms of these agreements and relationships could vary greatly from the terms of any agreement or relationship that may eventually be executed or established. If we are unable to enter into these agreements or relationships on satisfactory terms, or if revisions or amendments to existing terms become necessary, our plant and commencement of operations could be delayed, our expenses could be increased, our profitability and the likelihood of distributions to our unit holders could be adversely affected.

We will be highly dependent on commodity prices and we may not be able to adapt to changing market conditions or endure any decline in the ethanol industry.

We expect our revenues to be derived solely from the production and sale of ethanol and distillers grains and, therefore we will be highly dependent on market prices for these commodities as well as prices for corn and natural gas. Ethanol prices have recently been much higher than their 10-year average. Historically, ethanol prices have been seasonal, increasing in the late summer and fall as gasoline blenders and marketers increase inventory in anticipation of mandatory blending in the winter months, and decreasing in the spring and summer when mandatory blending ceases. However, ethanol prices began increasing during the latter part of 2005 and continued to increase through August 2006, despite a significant increase in the supply of ethanol resulting from many additional producers in the industry. After August 2006, ethanol prices decreased along with the fall in gasoline prices and have recently began increasing again along with rising gas prices. Increased demand, from crude oil and gas markets and public acceptance, has contributed to a strengthening of ethanol prices over historical levels.

Historically, the price of distillers’ grains has been relatively steady. Various factors affect the price of distillers’ grains, including, among others, the price of corn, soybean meal and other alternative feed products, and the general supply and demand of domestic and international markets for distillers’ grains. We believe that unless demand increases, the price of distillers grains may be subject to future downward pressure as the supply of distillers’ grains increases because of increased ethanol production.

For more information on the risks related to commodity prices for corn and natural gas, please see “RISK FACTORS—Risks Related to Ethanol Production.”

We do not have any other lines of business or other sources of revenue to rely upon if we are unable to produce and sell ethanol and distillers grains, or if the markets for those products decline. Our plant will not have the ability to produce any other products, other than carbon dioxide. Our lack of diversification means that we may not be able to adapt to changing market conditions or to withstand any significant decline in the ethanol industry and could cause our units to lose all or some of their value if we are unable to generate revenues from the production and sale of ethanol and distillers grains since we do not expect to have any other lines of business or alternative revenue sources.

Our units may decline in value due to decisions made by our initial Board of Managers and until the plant is built, these managers may only be replaced through amendment to our company agreement.

Our company agreement provides that the initial Board of Managers will serve until the first annual or special meeting of the members following commencement of substantial operations of the ethanol plant. If our project suffers delays due to financing or construction, our initial Board of Managers could serve for an extended period of time. In that event, our members’ only recourse to replace these managers would be through an amendment to our company agreement which could be difficult to accomplish.

We may not be able to hire employees capable of effectively operating the ethanol plant, which may hinder our ability to operate profitably.

We currently have one employee. If we are not able to hire employees who can effectively operate the plant, our ability to generate revenue will be significantly reduced or prevented altogether.

Risks Related to the Our Registered Offering

Failure to sell the minimum number of units, which means our ability to build the ethanol plant, may be hindered.

As of March 31, 2008, we have raised approximately $13,500,000 in our current registered offering. We may not be able to sell the minimum amount of units required to complete this offering. If we do not receive $50,000,000 or more in gross offering proceeds for fully-paid units and written debt financing commitments providing for sufficient debt financing which, combined with the offering proceeds and the $16,368,250 we raised in previous private placement offerings, would at least equal our then estimated total project cost by June 7, 2008, we cannot close the offering and must promptly return members’ money plus the excess, if any, of nominal interest over the escrow fees. This means that from the date of a member’s investment, the member would earn a rate of return on the money deposited with us in escrow less offering expenses. We do not expect the termination date to be later than June 7, 2008.

Our managers and officers intend to sell our units without the use of an underwriter or placement agent. We are not experienced in selling securities and no one has agreed to assist us or purchase any units that we cannot sell ourselves, which may result in the failure of the offering.

We intend to make this offering on a “best efforts” basis, which means that we do not currently intend to use an underwriter or placement agent, although we may engage one in the future. We have no firm commitment from any prospective buyer to purchase our units and we cannot assure our members that the offering will be successful. We currently plan to register the offering only with some or all of the States of Colorado, Georgia, Illinois, Indiana, Kansas, Maryland, Michigan, Ohio, South Dakota, Tennessee and Wisconsin. Our managers have significant responsibilities in their primary occupations in addition to trying to raise capital. These individuals have no broker-dealer experience and most of our managers have limited or no experience with public offerings of securities. There can be no assurance that our managers will be successful in securing members for the offering.

Our initial public offering will be subject to merit review by various state securities commissions

In connection with our proposed initial public offering, we intend to offer our membership interests in a number of states, including Michigan. Some of these states will conduct a “merit review” of the initial public offering in order to determine whether the initial public offering is “fair” to members. These state securities commissions will review a number of items in determining the fairness of the initial public offering including the price to be paid by public members, the ownership and commitment of management, the amount of any commissions paid to any brokers we utilize in selling membership interests as well as a number of subjective factors. While we are unable to predict all of the types of subjective factors that a commission may employ in evaluating the offering, we are aware that in the past at least one commission has evaluated the experience of another issuer in the business area of the issuer, the type, amount and terms of issuance of securities to the issuer’s promoters, and the existence of transactions between the issuer and its insiders. In the event that a state securities commission determines that our proposed initial public offering is “unfair,” we will not be able to sell securities in that state.

Risks Related to Our Financing Plan

Even if we raise the minimum amount of equity in the public offering, we may not obtain the debt financing necessary to construct and operate our ethanol plant, which would result in the failure of the project and Liberty Renewable Fuels.

Our financing plan requires a significant amount of debt financing. We do not have contracts or commitments with any bank, lender or financial institution for debt financing, and we will not release funds from escrow until we have received $50,000,000 or more in gross offering proceeds for fully-paid units and written debt financing commitments providing for sufficient debt financing which, combined with the offering proceeds and the $16,368,250 we raised in previous private placement offerings, would at least equal our then estimated total project cost. We have been seeking the required debt financing since mid-2007 and so far have been unsuccessful. If debt financing on acceptable terms is not available for any reason, we will be forced to abandon our business plan and return their investment from escrow plus the excess, if any, of nominal interest over the escrow agency fees. Including the $16,368,250 we raised in our previous private placement offerings and depending on the amount of equity raised in the offering, we expect to require approximately $116,916,750 to $166,916,750 (less any bond or tax increment financing, grants and other incentives we are awarded) in senior or subordinated long-term debt from one or more commercial banks or other lenders, incentives and government grants. Because the amounts of equity and grant funding are not yet known, the exact amount and nature of total debt is also unknown. Even though we must receive a debt financing commitment as a condition of releasing the proceeds of this offering from escrow, the agreements to obtain debt financing may not be fully negotiated at the time that the funds are released to us. Therefore, we cannot assure our members that such a commitment will be received, or if it is received, that it will be on terms acceptable to us. If agreements to obtain debt financing are arranged and executed, we expect that we will be required to use the funds raised from this offering prior to receiving the debt financing funds.

Our cost projections may prove to be incorrect and we may require significantly more funding than anticipated in order to bring the ethanol plant into production.

Our cost projections are based upon our Feasibility Study and subsequent negotiations with ICM and Wilcox and have not been reviewed or audited by an accounting or auditing firm and may prove to be inaccurate. Any such inaccuracies may mean that we will require more, potentially significantly more, funding in order to complete construction of our ethanol plant and bring it into production. Even if we raise the anticipated debt and equity financing, we may not be able to raise any additional required financing, whether through debt or equity. Our failure to raise any additional required financing could result in the failure of the project and the loss of their entire investment.

We will be highly leveraged and future loan agreements with lenders may hinder our ability to operate the business by imposing restrictive loan covenants, which could delay or prohibit us from making cash distributions to our unit holders.

We anticipate that we may incur up to sixty percent (60%) of our required capital in the form of debt. This level of debt necessary to implement our business plan will result in substantial debt service requirements. As a result, a substantial amount of our cash flow from operations will be required to service our indebtedness which will reduce the funds that would otherwise be available for operations, capital expenditures and distributions to holders of units. The level of our indebtedness and debt service requirements could have important consequences which could hinder our ability to operate, including our ability to:

•	Incur additional indebtedness;

•	Make capital expenditures or enter into lease arrangements in excess of prescribed thresholds;

•	Make distributions to unit holders, or redeem or repurchase units;

•	Make certain types of investments;

•	Create liens on our assets;

•	Utilize the proceeds of asset sales; and

•	Merge or consolidate or dispose of all, or substantially all, of our assets.

In the event that we are unable to pay our debt service obligations, our creditors could force us to, among other things, reduce or eliminate distributions to unit holders (even for tax purposes) or reduce or eliminate needed capital expenditures. It is possible that we could be forced to sell assets, seek additional equity capital or refinance or restructure all or a portion of our debt. In the event that we would be unable to refinance our indebtedness or raise funds through asset sales, sales of equity or otherwise, our ability to operate our plant would be greatly affected and we may be forced to liquidate.

If we decide to spend equity proceeds and begin preparation for plant construction before we have fulfilled all of the loan commitment conditions or signed binding loan agreements, we may be unable to close the loan and our members may lose all of their investment.

If we sell the minimum number of units, we may decide to begin spending the equity proceeds to begin preparation for plant construction or for other project-related expenses. If, after we begin spending equity proceeds from this offering, we are unable to close the loan, we may have to seek another debt financing source or abandon the project. If that happens, our members could lose some or all of their investment.

Risks Related to Construction of the Ethanol Plant

We will depend on ICM and Wilcox for certain services in connection with the design, development and construction of the plant and the failure of ICM and Wilcox to perform could force us to abandon business, hinder our ability to operate profitably or decrease the value of their investment.

We will be highly dependent upon ICM and Wilcox to design, develop and build our plant. We have executed agreements with Wilcox and ICM.

We are currently unable to pay for additional construction at the plant and construction has stopped. If ICM terminates its relationship with us after initiating construction, we cannot assure our members that we would be able to obtain a replacement general contractor. Any such event may force us to abandon our business. ICM and its affiliates may have a conflict of interest with us because ICM and its employees or agents are involved as owners, creditors and in other capacities with other ethanol plants in the United States. We cannot require ICM to devote their full time and attention to our activities. As a result, ICM may have, or come to have, a conflict of interest in allocating personnel, materials and other resources to our plant.

We may need to increase cost estimates for construction of the ethanol plant, and such increase could result in devaluation of our units if ethanol plant construction requires additional capital.

We anticipate that ICM will construct the plant for the contract price set forth in the design-build agreement, based on the plans and specifications in the design-build agreement. We have based our capital needs on a design for the plant that will cost approximately $185,600,000, with $27,685,000 for bank costs and our budgeted acquisition of Auburn Bean & Grain (We have previously entered into agreements with Auburn Bean & Grain Co. and Cooperative Elevator Co. relating to the acquisition of Auburn and the purchase of grain from Cooperative Elevator. Both of those agreements have been terminated pursuant to their terms.) and additional operating capital of approximately $20,000,000 for a total project completion cost of approximately $233,285,000. This price includes construction period interest. The estimated total cost of the project is based on current estimates, and we cannot assure our members that the final cost of the plant will not be higher. We cannot give any assurance that there will not be design changes or cost overruns associated with the construction of the plant. Therefore, the cost of our plant could be significantly higher than the $233,285,000 construction price we anticipate.

In addition, increases in the price of steel, cement and other construction materials, as well increases in the cost of labor, and could affect the final cost of construction of the ethanol plant. Further, shortages of steel, cement and other construction materials, as well as labor shortages, could affect the final completion date of the project. Advances and changes in technology may require changes to our current plans in order to remain competitive. Any significant increase in the estimated construction cost of the plant could delay our ability to generate revenues and reduce the value of our units because our revenue stream may not be able to adequately support the increased cost and expense attributable to increased construction costs.

Construction of the ethanol plant requires access to resources such as water, rail lines, natural gas and corn, our inability to secure any of which could materially and adversely effect our profitability and could prevent the construction of the ethanol plant.

We have acquired a location outside Ithaca, Michigan for development of our ethanol plant. That location, as any location likely would, will require us to acquire a number of resources, including rights to sufficient water to run the plant and establish access to natural gas supplies, rail lines and roads. The plant location has access to rail lines, we have drilled test wells to test the quantity and quality of the groundwater, and there are natural gas lines on site and electrical power lines within one quarter mile of the plant location. Despite these facts, it is possible that we will not be able to obtain access to some or all of the required resources on commercially reasonable terms or at all. Our inability to obtain any of the required resources on commercially reasonable terms would have a material and adverse effect on our profitability and might prevent the ethanol plant from being constructed.

Construction delays could result in devaluation of our units if our production and sale of ethanol and its by-products are similarly delayed.

We initially expected our plant to be operating by the third quarter of 2008; however, construction projects often involve delays in obtaining permits, delays due to weather conditions, or other events. In addition, changes in interest rates or the credit environment or changes in political administrations at the federal, state or local level that result in policy changes towards ethanol or this project, could cause construction delays. If it takes longer to construct the plant than we anticipate, it would delay our ability to generate revenue and make it difficult for us to meet our debt service obligations. This could reduce the value of our units. Currently the construction is halted due to a lack of funding.

ICM may have current or future commitments to design and build other ethanol manufacturing facilities ahead of our plant and those commitments could delay construction of our plant and our ability to generate revenues.

We do not know how many ethanol plants ICM has currently contracted to design and build. Based upon publicly available information sources, we estimate that more than 20 ethanol plants in the United States are being built with ICM’s proprietary technology. This number is only our estimate and it is very likely that the actual number varies from our estimate, possibly significantly. The actual number of ethanol plants being designed and built by ICM, is considered proprietary business information of ICM and is not available to us. It is possible that ICM has outstanding commitments to other facilities that may cause the construction of our plant to be delayed. It is also possible that ICM will continue to contract with new facilities for plant construction and with operating facilities for expansion construction. These current and future building commitments may reduce the resources of ICM to such an extent that construction of our plant is significantly delayed. If this occurs, our ability to generate revenue will also be delayed.

Defects in plant construction could result in devaluation of our units if our plant does not produce ethanol and its by-products as anticipated.

We cannot assure our members that defects in materials and/or workmanship in the plant will not occur. Under the terms of the design-build agreement with ICM, ICM warrants that the material and equipment furnished to build the plant will be new, of good quality, and free from improper workmanship and defective materials at the time of delivery. Though the design-build agreement requires ICM to correct all defects in material or workmanship for a period of two years after substantial completion of the plant, material defects in material or workmanship may still occur. Such defects could delay the commencement of operations of the plant, or, if such defects are discovered after operations have commenced, could cause us to halt or discontinue the plant’s operation. Halting or discontinuing plant operations could delay our ability to generate revenues and reduce the value of our units.

The plant site may have unknown environmental problems that could be expensive and time consuming to correct, which may delay or halt plant construction and delay our ability to generate revenue.

Our Board of Managers has identified a primary plant site near Ithaca, Michigan which has been in agricultural production for decades. There can be no assurance that we will not encounter hazardous environmental conditions that may delay the construction of the plant. We do not anticipate ICM to be responsible for any hazardous environmental conditions encountered at the plant site. Upon encountering a hazardous environmental condition, ICM may suspend work in the affected area. If we receive notice of a hazardous environmental condition, we may be required to correct the condition prior to continuing construction. The presence of a hazardous environmental condition will likely delay construction of the plant and may require significant expenditure of our resources to correct the condition. If we encounter any hazardous environmental conditions during construction that require time or money to correct, such event could delay our ability to generate revenues and reduce the value of our units.

Risks Related to Ethanol Production

Changes in the prices of corn and natural gas can be volatile and these changes will significantly impact our financial performance and the value of their investment.

Our results of operations and financial condition will be significantly affected by the cost and supply of corn and natural gas. Changes in the price and supply of corn and natural gas are subject to and determined by market forces over which we have no control. Generally, higher corn and natural gas prices will produce lower profit margins. This is especially true if market conditions do not allow us to pass through increased corn and natural gas costs to our customers. We cannot assure our members that we will be able to pass through such higher prices. If we experience a sustained period of high corn and/or natural gas prices, such pricing may reduce our ability to generate revenues and our profit margins may significantly decrease or be eliminated.

Ethanol production at our ethanol plant will require significant amounts of corn. In addition, other new ethanol plants may be developed in the state of Michigan. If these plants are successfully developed and constructed, we expect to compete with them for corn origination. Competition for corn origination may increase our cost of corn and harm our financial performance and the value of our investment.

We intend to use natural gas as the primary power source for our ethanol plant. Natural gas costs represent approximately 20-30% of our total cost of production. Natural gas prices are volatile and may lead to higher operating costs, which would lower the value of their investment. In late August and early September 2005, Hurricane Katrina and Hurricane Rita caused dramatic damage to areas of Louisiana and Texas, which are the location of two of the largest natural gas hubs in the United States. The damage became apparent and natural gas prices substantially increased. At this time it is unknown how this damage will affect intermediate and long-term prices of natural gas. Future hurricanes or other events could create additional uncertainty and volatility. We expect natural gas prices to remain high or increase given the unpredictable market situation.

Declines in the prices of ethanol and its by-products will have a significant negative impact on our financial performance and the value of their investment.

Our revenues will be greatly affected by the price at which we can sell our ethanol and its by-products, i.e., distillers’ grains. These prices can be and have been volatile as a result of a number of factors. These factors include the overall supply and demand, the price of gasoline, level of government support, and the availability and price of competing products. For instance, the price of ethanol tends to increase as the price of gasoline increases, and the price of ethanol tends to decrease as the price of gasoline decreases. Any decrease in gasoline prices will likely also lead to lower prices for ethanol, which may decrease our ethanol sales and reduce revenues.

We do not expect ethanol prices to be sustainable as supply from new and existing ethanol plants increases to meet increased demand. The total production of ethanol is at an all time high and continues to rapidly expand at this time. Increased production of ethanol may lead to lower prices. Any decrease in the price at which we can sell our ethanol will negatively impact our future revenues.

We believe that ethanol production is expanding rapidly at this time. Increased production of ethanol may lead to lower prices and other adverse effects. For example, the increased ethanol production could lead to increased supplies of by-products from the production of ethanol, such as distillers’ grains. Those increased supplies could outpace demand, which would lead to lower prices for those by-products. In addition, distillers grains compete with other protein based animal feed products. The price of distillers’ grains may decrease when the price of competing feed products decreases. The price of competing animal feed products is based in part on the price of the commodity from which it is derived. Downward pressure on commodity prices, such as soybeans, will generally cause the price of competing animal feed products to decline, resulting in downward pressure on the price of distillers’ grains. Any decrease in the prices at which we can sell our distillers grains will negatively affect our revenues.

We have no current plans to sell the raw carbon dioxide we produce to a third party processor resulting in the loss of a potential source of revenue.

At this time, we have no agreement to sell the raw carbon dioxide we produce. We cannot provide any assurances that we will sell our raw carbon dioxide at any time in the future. If we do not enter into an agreement to sell our raw carbon dioxide, we will have to emit it into the air. This will result in the loss of a potential source of revenue.

Our ability to successfully operate is dependent on the availability of energy at anticipated prices.

Adequate energy is critical to plant operations. We have not yet entered into any definitive agreements to obtain energy resources and we may have to pay more than we expect to access efficient energy resources. As a result, our ability to make a profit may decline.

The expansion of domestic ethanol production in combination with state bans on MTBE and/or state renewable fuels standards may place strains on rail and terminal infrastructure such that our ethanol cannot be marketed and shipped to the blending terminals that would otherwise provide us the best cost advantages.

If the volume of ethanol shipments continues to increase and blenders switch from MTBE to ethanol, there may be weaknesses in infrastructure such that our ethanol cannot reach its target markets. Many terminals may need to make infrastructure changes to blend ethanol instead of MTBE. If the blending terminals do not have sufficient capacity or the necessary infrastructure to make this switch, there may be an oversupply of ethanol on the market, which could depress ethanol prices and negatively impact our financial performance. In addition, rail infrastructure may be inadequate to meet the expanding volume of ethanol shipments, which could prevent us from shipping our ethanol to our target markets.

We will depend on others for sales of our products, which may place us at a competitive disadvantage and reduce profitability.

We expect to hire or contract with a third-party marketing firm to market all of the ethanol and distillers grains we plan to produce. As a result, we expect to be dependent on the ethanol broker and distillers’ grains broker we engage. We cannot assure our members that we will be able to enter into contracts with any ethanol broker or distillers’ grains broker on terms that are favorable to us. If the ethanol or distillers grains broker breaches the contract or does not have the ability, for financial or other reasons, to market all of the ethanol or distillers grains we produce, we will not have any readily available means to sell our products. Our lack of a sales force and reliance on third parties to sell and market our products may place us at a competitive disadvantage. Our failure to sell all of our ethanol and distillers dried grains feed products may result in less income from sales, reducing our revenue stream.

Changes and advances in ethanol production technology could require us to incur costs to update our ethanol plant or could otherwise hinder our ability to compete in the ethanol industry or operate profitably.

Advances and changes in the technology of ethanol production are expected to occur. Such advances and changes may make the ethanol production technology installed in our plant less desirable or obsolete. These advances could also allow our competitors to produce ethanol at a lower cost than us. If we are unable to adopt or incorporate technological advances, our ethanol production methods and processes could be less efficient than those of our competitors, which could cause our plant to become uncompetitive or completely obsolete. If our competitors develop, obtain or license technology that is superior to ours or that makes our technology obsolete, we may be required to incur significant costs to enhance or acquire new technology so that our ethanol production remains competitive. Alternatively, we may be required to seek third-party licenses, which could also result in significant expenditures. We cannot guarantee or assure our members that third-party licenses will be available or, once obtained, will continue to be available on commercially reasonable terms, if at all. These costs could negatively impact our financial performance by increasing our operating costs and reducing our net income, all of which could reduce the value of their investment.

Risks Related to Ethanol Industry

New plants under construction or decreases in the demand for ethanol may result in excess production capacity in our industry.

The supply of domestically produced ethanol is at an all-time high. According to the RFA, in 2006, 110 ethanol plants located in 21 states produced a record 4.86 billion gallons of ethanol; a 24.4% increase from 2005 and nearly 3 times the ethanol produced in 2000. As of April 2007, the RFA reported that there were 115 ethanol plants with a combined annual production capacity of more than 5.75 billion gallons and an additional 86 ethanol plants under construction or expanding expected to result in an increase of combined annual capacity of more than 6.3 billion gallons. Excess capacity in the ethanol industry would have an adverse impact on our results of operations, cash flows and general financial condition. Excess capacity may also result or intensify from increases in production capacity coupled with insufficient demand. If the demand for ethanol does not grow at the same pace as increases in supply, we would expect the price for ethanol to decline. If excess capacity in the ethanol industry occurs, the market price of ethanol may decline to a level that may adversely affect our ability to generate profits and, consequently, our financial condition.

We operate in a competitive industry and compete with larger, better financed entities which could impact our ability to operate profitably.

There is significant competition among ethanol producers with numerous producer and privately owned ethanol plants planned and operating throughout the Midwest and elsewhere in the United States. The number of ethanol plants being developed and constructed in the United States continues to increase at a rapid pace. The passage of the Energy Policy Act of 2005 included a renewable fuels mandate that we expect will further increase the number of domestic ethanol production facilities. The largest ethanol producers include Abengoa Bioenergy Corp., Archer Daniels Midland, or ADM, Aventine Renewable Energy, Inc., Cargill, Inc., New Energy Corp. and VeraSun Energy Corporation, all of which are each capable of producing more ethanol than we expect to produce. In 2005, ADM announced its plan to add approximately 500 million gallons per year of additional ethanol production capacity in the United States. ADM is currently the largest ethanol producer in the U.S. and controls a significant portion of the ethanol market. ADM’s plan to produce an additional 500 million gallons of ethanol per year will strengthen its position in the ethanol industry and cause a significant increase in domestic ethanol supply. If the demand for ethanol does not grow at the same pace as increases in supply, we expect that lower prices for ethanol will result which may adversely affect our ability to generate profits and our financial condition.

Our ethanol plant is also expected to compete with producers of other gasoline additives made from raw materials other than corn having similar octane and oxygenate values as ethanol, such as producers of methyl tertiary butyl ether (MTBE). MTBE is a petrochemical derived from methanol which generally costs less to produce than ethanol. Many major oil companies produce MTBE and strongly favor its use because it is petroleum-based. However, MTBE has caused groundwater contamination and many states have enacted MTBE bans. Alternative fuels, gasoline oxygenates and alternative ethanol production methods are also continually under development. The major oil companies have significantly greater resources than we have to market MTBE, to develop alternative products, and to influence legislation and public perception of MTBE and ethanol. These companies also have significant resources to begin production of ethanol should they choose to do so.

Competition from the advancement of alternative fuels may lessen the demand for ethanol and negatively impact our profitability, which could reduce the value of their investment.

Alternative fuels, gasoline oxygenates and ethanol production methods are continually under development. A number of automotive, industrial and power generation manufacturers are developing more efficient engines, hybrid engines and alternative clean power systems using fuel cells or clean burning gaseous fuels. Vehicle manufacturers are working to develop vehicles that are more fuel efficient and have reduced emissions using conventional gasoline. Vehicle manufacturers have developed and continue to work to improve hybrid technology, which powers vehicles by engines that utilize both electric and conventional gasoline fuel sources. In the future, the emerging fuel cell industry offers a technological option to address increasing worldwide energy costs, the long-term availability of petroleum reserves and environmental concerns. Fuel cells have emerged as a potential alternative to certain existing power sources because of their higher efficiency, reduced noise and lower emissions. Fuel cell industry participants are currently targeting the transportation, stationary power and portable power markets in order to decrease fuel costs, lessen dependence on crude oil and reduce harmful emissions. If the fuel cell and hydrogen industries continue to expand and gain broad acceptance, and hydrogen becomes readily available to consumers for motor vehicle use, we may not be able to compete effectively. This additional competition could reduce the demand for ethanol, which would negatively impact our profitability.

Corn-based ethanol may compete with cellulose-based ethanol in the future, which could make it more difficult for us to produce ethanol on a cost-effective basis and could reduce the value of their investment.

Most ethanol is currently produced from corn and other raw grains, such as milo or sorghum, especially in the Midwest. The current trend in ethanol production research is to develop an efficient method of producing ethanol from cellulose-based biomass, such as agricultural waste, forest residue, municipal solid waste, and energy crops. This trend is driven by the fact that cellulose-based biomass is generally cheaper than corn, and producing ethanol from cellulose-based biomass would create opportunities to produce ethanol in areas which are unable to grow corn. Although current technology is not sufficiently efficient to be competitive, a report by the U.S. Department of Energy entitled “Outlook for Biomass Ethanol Production and Demand” indicates that new conversion technologies may be developed in the future. If an efficient method of producing ethanol from cellulose-based biomass is developed, we may not be able to compete effectively. It may not be cost-effective to convert the ethanol plant we are proposing into a plant which will use cellulose-based biomass to produce ethanol. If we are unable to produce ethanol as cost-effectively as cellulose-based producers, our ability to generate revenue will be negatively impacted.

As domestic ethanol production continues to grow, ethanol supply may exceed demand causing ethanol prices to decline and the value of their investment to be reduced.

The number of ethanol plants being developed and constructed in the United States continues to increase at a rapid pace. As these plants begin operations, we expect domestic ethanol production to significantly increase. If the demand for ethanol does not grow at the same pace as increases in supply, we would expect the price for ethanol to decline. Declining ethanol prices will result in lower revenues and may reduce or eliminate profits.

Competition from ethanol imported from Caribbean basin countries may be a less expensive alternative to our ethanol, which would cause us to lose market share and reduce the value of their investment.

A portion of the ethanol produced or processed in certain countries in Central America and the Caribbean region is eligible for tariff reduction or elimination upon importation to the United States under a program known as the Caribbean Basin Initiative. Large ethanol producers, such as Cargill, have expressed interest in building dehydration plants in participating Caribbean Basin countries, such as El Salvador, which would convert ethanol into fuel-grade ethanol for shipment to the United States. Ethanol imported from Caribbean Basin countries may be a less expensive alternative to domestically produced ethanol. Competition from ethanol imported from Caribbean Basin countries may affect our ability to sell our ethanol profitably.

Competition from ethanol imported from Brazil may be a less expensive alternative to our ethanol, which would cause us to lose market share and reduce the value of their investment.

Brazil is currently the world’s largest producer and exporter of ethanol. In Brazil, ethanol is produced primarily from sugarcane, which is also used to produce food-grade sugar. The RFA estimates that Brazil produced approximately 4.49 billion gallons of ethanol in 2006. Ethanol imported from Brazil may be a less expensive alternative to domestically produced ethanol, which is primarily made from corn. Tariffs presently protecting U.S. ethanol producers may be reduced or eliminated. Competition from ethanol imported from Brazil may affect our ability to sell our ethanol profitably.

Risks Related to Regulation and Governmental Action

Compliance with new and existing environmental laws and regulations could significantly increase our construction and start-up costs, and force us to delay or halt construction or operation.

To construct the plant, we will need to obtain and comply with a number of permitting requirements. As a condition of granting necessary permits, regulators could make additional demands that increase our costs of construction and operations, in which case we could be forced to obtain additional debt or equity capital. In addition, it is likely that our senior debt financing will be contingent on our ability to obtain the various environmental permits that we will require. Environmental issues, such as contamination and compliance with applicable environmental standards, could arise at any time during the construction and operation of the plant. If this occurs, it would require us to spend significant resources to remedy the issues and may delay or prevent construction or operation of the plant. This would significantly increase the cost of the plant. We cannot assure our members that we will be able to obtain and comply with all necessary permits to construct and operate the plant.

Our business is subject to extensive and potentially costly environmental regulations that could change and significantly increase our operating costs.

We are subject to environmental regulations of the United States Environmental Protection Agency, or EPA, and the State of Michigan. These regulations could result in significant compliance costs and may change in the future. For example, although carbon dioxide emissions are not currently regulated, some authorities support restrictions on carbon dioxide emissions that, if adopted, could have a significant impact on our operating costs. We expect to emit a significant amount of carbon dioxide into the air. Also, the State of Michigan or the EPA may seek to implement additional regulations or implement stricter interpretations of existing regulations. Recently, the EPA cautioned ethanol producers that it is prepared to sue companies whose plants do not comply with applicable laws and regulations. In a recent test of certain ethanol plants, the EPA expressed concerns over the discovery of certain “volatile organic compounds,” some of which may be carcinogenic. While the plant will use technology that includes thermal oxidation designed to limit the amount of emissions, there still may be risks that the environmental laws and regulations may change with respect to “volatile organic compounds.” Changes in environmental laws or regulations or stricter interpretation of existing regulations may require significant additional capital expenditures or increase our operating costs.

In addition, the plant could be subject to environmental nuisance or related claims by employees, property owners or residents near the plant arising from air or water discharges. These individuals and entities may object to the air emissions from our plant. Also, ethanol production has been known to produce an unpleasant odor to which surrounding residents and property owners could object. Environmental and public nuisance claims, or tort claims based on emissions, or increased environmental compliance costs could significantly increase our operating costs.

The use and demand for ethanol is dependent on various environmental regulations and governmental programs that could change and cause the demand or governmental support for ethanol to decline.

There are various federal and state laws, regulations and programs that have led to increased use of ethanol in fuel. These laws, regulations and programs are constantly changing. Federal and state legislators and environmental regulators could adopt or modify laws, regulations or programs that could adversely affect the use of ethanol. Certain states oppose the use of ethanol because they must ship ethanol in from other corn producing states, which could significantly increase gasoline prices in the state. Material changes in environmental regulations regarding the use of MTBE or the required oxygen content of automobile emissions or the enforcement of such regulations could decrease the need to use ethanol. For example, in April 1999, California requested a waiver from the Environmental Protection Agency from the oxygenated fuel requirement of the Clean Air Act Amendments of 1990. Although the Environmental Protection Agency initially denied this request, the Ninth Circuit Court of Appeals recently vacated the denial on the grounds that the Environmental Protection Agency did not consider the effects of such a waiver on both the ozone and particulate matter pollution. The court remanded the matter to the Environmental Protection Agency for further review. Georgia and New York have also submitted requests for waivers. In addition, future legislation may reduce or eliminate the reformulated gasoline requirements under the Clean Air Act amendments. If the oxygenated fuel requirements were eliminated or if any state were to receive a waiver, the use and demand for ethanol may decline significantly. Future changes in the law may further postpone or waive requirements to use ethanol.

Other laws, regulations and programs provide economic incentives to ethanol producers and users. For example, Congress recently adopted a Renewable Fuels Standard directing the Environmental Protection Agency to adopt rules requiring refineries, blenders, distributors and importers to introduce or sell volumes of ethanol and biodiesel into commerce in accordance with an annual renewable fuels schedule. The passage of pending federal or state energy legislation or any other revocation or amendment of any one or more of these laws, regulations or programs could have a significant adverse effect on the ethanol industry and our business. We cannot assure our members that any of these laws, regulations or programs will continue in the future or that these laws, regulations or programs will benefit us or benefit us more than our ethanol-producing competitors. Some of these laws, regulations and programs will expire under their terms unless extended, such as the federal partial excise tax exemption for gasoline blenders who use ethanol in their gasoline, which is scheduled to expire in December 2010. Government support of the ethanol industry could change, and Congress and state legislatures could remove economic incentives that enable ethanol to compete with other fuel additives. The elimination or reduction of government subsidies and tax incentives could cause the cost of ethanol-blended fuel to increase. The increased price could cause consumers to avoid ethanol-blended fuel and cause the demand for ethanol to decline.

A change in government policies favorable to ethanol may cause demand for ethanol to decline.

Growth in demand for ethanol may be driven primarily by federal and state government policies, such as state laws banning MTBE and the national Renewable Fuels Standard. The continuation of these policies is uncertain, and demand for ethanol may decline if these policies change or are discontinued. A decline in the demand for ethanol is likely to cause lower ethanol prices which in turn will negatively affect our results of operations, financial condition and cash flows.

Loss of or ineligibility for favorable tax benefits for ethanol production could hinder our ability to operate at a profit and reduce the value of their investment in us.

The ethanol industry and our business are assisted by various federal ethanol tax incentives, including those included in the Energy Policy Act of 2005. The provision of the Energy Policy Act of 2005 likely to have the greatest impact on the ethanol industry is the creation of a 7.5 billion gallon Renewable Fuels Standard (RFS). The RFS began at 4 billion gallons in 2006, increasing to 7.5 billion gallons by 2012. The RFS helps support a market for ethanol that might disappear without this incentive. The elimination or reduction of tax incentives to the ethanol industry could reduce the market for ethanol, which could reduce prices and our revenues by making it more costly or difficult for us to produce and sell ethanol. If the federal tax incentives are eliminated or sharply curtailed, we believe that a decreased demand for ethanol will result, which could result in the failure of the business.

Another important provision involves an expansion in the definition of who qualifies as a small ethanol producer. Historically, small ethanol producers were allowed a 10-cents-per-gallon production income tax credit on up to 15 million gallons of production annually. The size of the plant eligible for the tax credit was limited to 30 million gallons. Under the Energy Policy Act of 2005, the size limitation on the production capacity for small ethanol producers increases from 30 million to 60 million gallons. Because we intend to build a plant with the capacity to annually produce 110-million gallons of ethanol, we do not expect to qualify for this tax credit which could hinder our ability to compete with other plants who will receive the tax credit.

A change in environmental regulations or violations thereof could result in the devaluation of our units and a reduction in the value of their investment.

We will be subject to extensive air, water and other environmental regulations and we will need to obtain a number of environmental permits to construct and operate the plant. In addition, it is likely that our senior debt financing will be contingent on our ability to obtain the various environmental permits that we will require.

Before we can begin construction of our plant, we must obtain numerous regulatory approvals and permits. While we anticipate receiving these approvals and permits, we cannot assure our members that these requirements can be satisfied in a timely manner or at all. If for any reason any of these permits are not granted, construction costs for the plant may increase, or the plant may not be constructed at all.

Additionally, environmental laws and regulations, both at the federal and state level, are subject to change and changes can be made retroactively. Consequently, even if we have the proper permits at the present time, we may be required to invest or spend considerable resources to comply with future environmental regulations or new or modified interpretations of those regulations, which may reduce our profitability.

Risks Related to the Units

Members have limited voting rights and will rely heavily on our Board of Managers and officers.

Under the terms of our company agreement, members have one vote for every membership unit that they own on all matters upon which the members vote. However, under no circumstances shall any member, and/or any related party or affiliate of a member, ever be entitled to vote more than five percent (5%) of our outstanding units entitled to vote on a matter even if such member is the registered owner of more than five percent (5%) of such outstanding units. As a result, our Board of Managers and officers will have a significant amount of control over the management of Liberty.

We have placed significant restrictions on the transferability of our units, limiting a member’s ability to withdraw from Liberty Renewable Fuels.

The units are subject to substantial transfer restrictions pursuant to our company agreement and tax and securities laws. This means that members will not be able to easily liquidate their investment and members may have to assume the risks of investments in us for an indefinite period of time.

To help ensure that a secondary market does not develop, our amended and restated company agreement prohibits transfers without the approval of our Board of Managers. The Board of Managers will not approve transfers unless they fall within “safe harbors” contained in the publicly-traded partnership rules under the tax code, which include, without limitation, the following:

•	Transfers by gift to the member’s spouse or descendants;

•	Transfer upon the death of a member;

•	Transfers between family members; and

•	Transfers that comply with the “qualifying matching services” requirements.

We may never be able to pay cash distributions to our members which could result in a member receiving little or no return on their investment.

Distributions are payable at the sole discretion of our Board of Managers, subject to the provisions of the Delaware Limited Liability Company Act, our company agreement and the requirements of our creditors. We do not know the amount of cash that we will generate, if any, once we begin operations. Cash distributions are not assured, and we may never be in a position to make distributions. Our Board of Managers may elect to retain future profits to establish reserves, pay operating expenses, make debt payments or pay for capital improvements, replacements and contingencies. This means that our members may receive little or no return on their investment and be unable to liquidate their investment due to transfer restrictions and lack of a public trading market. This could result in the loss of their entire investment.

Our Board of Managers has no obligation to distribute profits, if any, to our members.

Our company agreement gives our Board of Manages complete discretion with respect to the distribution of profits generated from our business. It is possible that our Board of Managers may determine that it is in the best interest of us and our members to retain all profits for future use in our business. This means that it is possible that our members may never receive a return on their investment even if we are profitable.

All or a substantial portion of any cash distributions may be a return of capital, meaning it is a return of the member’s initial investment, and not a return on that investment.

We may never pay any distributions of cash to our members and any distributions we do make may constitute a return of their initial investment rather than the payment of income on their investment. Therefore, our members may never receive a return on their investment in the Company.

Our units will be subordinate to company debts and other liabilities, resulting in a greater risk of loss for members.

Our units are unsecured equity interests and are subordinate in right of payment to all our current and future debt. In the event of our insolvency, liquidation, dissolution or other winding up of our affairs, all of our debts, including winding-up expenses, must be paid in full before any payment is made to the holders of the units. In the event of our bankruptcy or liquidation all units will be paid ratably based upon the capital accounts of each unit holder, and we cannot assure our members that there would be any remaining funds after the payment of all our debts for any distribution to the holders of the units.

The presence of members holding 30% or more of the voting interests is required to take action at a meeting of our members.

In order to take action at a meeting, a quorum of members holding at least 30% of the voting interests must be represented in person, by proxy or by mail ballot. Assuming a quorum is present, members take action by a vote of the majority of the units represented at the meeting and entitled to vote on the matter. The requirement of a 30% quorum protects Liberty Renewable Fuels from actions being taken when less than 30% of the voting interests have not considered the matter being voted upon. However, this also means that the unit holders of a minority of outstanding units could pass a vote and take an action which would then bind all unit holders. Conversely, the requirement of a 30% quorum also means that members will not be able to take actions which may be in the best interests of Liberty Renewable Fuels if we cannot secure the presence in person, by proxy, or by mail ballot of members holding 30% or more of the voting interests.

After the plant is substantially operational, our company agreement provides for staggered terms for our managers.

The terms of our initial managers expire at the first annual meeting following substantial completion of the ethanol plant. At that time, our members will elect managers for staggered three-year terms. Because our managers will serve on the board for staggered terms, it will be difficult for our members to completely replace our Board of Managers. Our members’ only recourse to replace a majority of the managers at one time would be through an amendment to our company agreement which could be difficult to accomplish.

Our company agreement provides that upon our execution of loan agreements for our required debt financing each member who owns at least 1,000 units has a special power to appoint one manager.

Commencing on a date within thirty (30) days following our entering into written debt financing commitments which, combined with the subscribed for offering proceeds and the $16,368,250 we raised in previous private placement offerings, would equal at least our then estimated total project cost, each member who holds 1,000 or more units, all of which were purchased by such member prior to the consummation of ethanol production at the ethanol plant, is entitled to appoint one manager, so long as they hold at least 1,000 units. Units held by certain parties related to a member shall be included in the determination of whether the member holds the requisite number of units. Because certain managers may be appointed by specific members under this special power, it may be impossible to our members to replace all or even a majority of our Board of Managers.

Risks Related to Tax Issues

EACH PROSPECTIVE MEMBER SHOULD CONSULT HIS OR HER OWN TAX ADVISOR CONCERNING THE IMPACT THAT HIS OR HER PARTICIPATION IN LIBERTY RENEWABLE FUELS MAY HAVE ON HIS OR HER FEDERAL INCOME TAX LIABILITY AND THE APPLICATION OF STATE AND LOCAL INCOME AND OTHER TAX LAWS TO HIS OR HER PARTICIPATION IN THIS OFFERING.

IRS classification of Liberty Renewable Fuels as a corporation rather than as a partnership would result in higher taxation and reduced profits, which could reduce the value of their investment in us.

We are a Delaware limited liability company that has elected to be taxed as a partnership for federal and state income tax purposes, with income, gain, loss, deduction and credit passed through to the holders of the units. However, if for any reason the IRS would successfully determine an audit that we should be taxed as a corporation rather than as a partnership, we would be taxed on our net income at rates of up to 35% for federal income tax purposes, and all items of our income, gain, loss, deduction and credit would be reflected only on our tax returns and would not be passed through to the holders of the units. A material risk of IRS classification of us as an entity taxable as a corporation may exist even though we are relying on an opinion of counsel as to our partnership status as such opinion is not binding on the IRS. If we were to be taxed as a corporation for any reason, distributions we make to members will be treated as ordinary dividend income to the extent of our earnings and profits, and the payment of dividends would not be deductible by us, thus resulting in double taxation of our earnings and profits. If we pay taxes as a corporation, we will have less cash to distribute as a distribution to our unit holders. If we contest an IRS determination that we should be taxed as a corporation, such contest may impose representation expense on our members. Each of these consequences will deprive our members of some of the tax benefits associated with this offering.

The IRS may classify our members’ investment as passive activity income, resulting in their inability to deduct losses associated with their investment.

If a member is not involved in our operations on a regular, continuing and substantial basis, it is likely that the Internal Revenue Service will classify their interest in us as a passive activity. If a member is either an individual or a closely held corporation, and if the member’s interest is deemed to be “passive activity,” then the member’s allocated share of any loss we incur will be deductible only against income or gains the member has earned from other passive activities. Passive activity losses that are disallowed in any taxable year are suspended and may be carried forward and used as an offset against passive activity income in future years. These rules could restrict a member’s ability to currently deduct any of our losses that are passed through to such member.

Income allocations assigned to a member’s units may result in taxable income in excess of cash distributions, which means our members may have to pay income tax on their investment with personal funds.

Members will pay tax on their allocated shares of our taxable income. A member may receive allocations of taxable income that result in a tax liability that is in excess of any cash distributions we may make to the member. Among other things, this result might occur due to accounting methodology, lending covenants that restrict our ability to pay cash distributions, or our decision to retain the cash generated by the business to fund our operating activities and obligations. Accordingly, members may be required to pay some or all of the income tax on their allocated share of our taxable income with personal funds.

Upon a sale or other disposition of units, the tax liabilities on such a disposition may exceed the cash received and such excess tax liabilities will be out-of-pocket expenses.

Gain or loss will be recognized on a sale of our units equal to the difference between the amount realized and the unit holder’s basis in the units sold. The amount realized includes cash and the fair market value of any property received plus the member’s share of certain items of our debt. Since certain items of our debt are included in a member’s basis, it is possible that a member could have a tax liability upon the sale of the member’s units that exceeds the proceeds of sale. Such excess would result in an out-of-pocket liability for a member. The IRS has ruled that a partner acquiring multiple interests in a partnership in separate transactions at different prices must maintain an aggregate adjusted tax basis in a single partnership interest consisting of the partner’s combined interests. Possible adverse tax consequences could result from the application of this ruling upon a disposition of some but not all of a member’s units. Gain or loss recognized by a unit holder on the sale or exchange of a unit held for more than one year generally will be taxed as long-term capital gain or loss. A portion of this gain or loss, however, will be separately computed and taxed as ordinary income or loss to the extent attributable to depreciation recapture or other “unrealized receivables” or “substantially appreciated inventory” owned by us.

An IRS audit could result in adjustments to our allocations of income, gain, loss and deduction causing an audit of their tax return and additional tax liability to our members.

The IRS may audit our income tax returns and may challenge positions taken for tax purposes and allocations of income, gain, loss and deduction to members. If the IRS were successful in challenging our allocations in a manner that reduces losses or increases income allocable to members, our members may have additional tax liabilities. In addition, such an audit could lead to separate audits of a member’s tax returns, especially if adjustments are required, which could result in adjustments on their tax returns. Any of these events could result in additional tax liabilities, penalties and interest to our members, and the cost of filing amended tax returns.

Risks Related to Conflicts of Interest

Our managers and officers are only required to dedicate between 4 and 15 hours per week to the completion of our project and may experience conflicts of interest in allocating their time and services between us and their other business responsibilities.

Since our project is currently managed by the Board of Managers rather than a professional management group, the devotion of the managers’ time to the project is critical. However, our managers and officers have other management responsibilities and business interests apart from our project. Therefore, our managers and officers may experience conflicts of interest in allocating their time and services between us and their other business responsibilities. However, we anticipate that our executive officers will dedicate approximately 15 hours per week to our project and that our managers will dedicate between four hours and 20 hours per week to our project depending upon which committees they serve. In addition, conflicts of interest may arise if the managers and officers, either individually or collectively, hold a substantial percentage of the units because of their position to substantially influence our business and management.

Our managers, officers and members may enter into agreements or other arrangements with us from time to time which may cause conflicts of interests if they put their financial interests ahead of ours.

Our company agreement permits us to enter into agreements and other arrangements with our managers, officers, members and their affiliates; provided, however, that such arrangements are on terms no more favorable to the managers, officers or members than generally afforded to non-affiliate parties in a similar transaction. As of the date of this memorandum, the managers have not received any cash compensation for services as managers (i.e., managers’ or meeting fees) but will be eligible for grants of units for service as officers and services on the Steering Committee and Finance Committee. We have entered into a grain sourcing arrangement with Brown Milling, Inc. We have previously entered into agreements Auburn Bean & Grain Co. and Cooperative Elevator Co. relating to the acquisition of Auburn and the purchase of grain from Cooperative Elevator. Both of those agreements have been terminated pursuant to their terms. Several of our managers also have an interest in either Auburn Bean & Grain or Brown Milling. Due to these managers and members interest in Auburn Bean & Grain and Brown Milling, they may have interests that conflict with the interests of our other members and managers.

We may have conflicting financial interests with ICM, which could cause ICM to put its financial interests ahead of ours.

ICM, and its affiliates, may have conflicts of interest because ICM and its employees or agents are involved as owners, creditors and in other capacities with other ethanol plants in the United States. We cannot require ICM to devote its full time or attention to our activities. As a result, ICM may have, or come to have, a conflict of interest in allocating personnel, materials and other resources to our plant.

Item 1B. Unresolved Staff Comments
None

Item 2. Properties

The Project

We are building our plant in North Star Township, near Ithaca, Michigan, in Gratiot County which is located in central Michigan. We have purchased 435 acres, which includes the real estate necessary for the construction of the proposed ethanol facility, and the property has been zoned by the City of Ithaca as a Planned Industrial Park.

The plant site is intended to be able to receive grain by truck or rail. We plan on building 4 million bushels of storage on site and installing a 6,000 bushels per hour grain dryer to receive and dry wet corn on the site from farmers at harvest time, both of which have been included in our air permit. In addition, the plant site is designed to be able to ship ethanol by truck or rail. We plan on producing wet and dry distillers grains for shipment by truck and to also be able to ship dry distillers grains by rail. The railroad design is planned to allow us to load and unload 33 rail cars at a time without decoupling and will have enough rail storage on site for three 65-car unit trains at one time.

The site entrance is located within a quarter mile of U.S. Highway 127 via Washington Road interchange. There are two 20” main natural gas transmission lines owned by Consumers Energy that run through the site and a high voltage electrical transmission line is within one mile of the plant location. Consumers Energy has indicated to us that they anticipate constructing a natural gas and an electrical substation on site. The site has access to Great Lakes Central Railroad which runs along the length of the property and Great Lakes Central Railroad has presented to us a competitive proposal to move our products by rail, although that arrangement has not been executed.

We have drilled three test wells to test the quantity and quality of the groundwater and the analysis meets the Michigan Department of Environmental Quality and ICM requirements for an industrial on-site well system. We anticipate having an on-site disposal system for potable water and discharge of the cooling tower non-contact water into Pine River which runs through the site, subject to approval of a NPDES permit by the Michigan Department of Environmental Quality. There will be zero process water discharged as part of the production process. If needed, public water and sewer is available within one quarter mile of our plant site. Liberty received notice from the MDEQ on April 9, 2008 that the NPDES permit was approved.

On March 8, 2007, the Michigan Department of Environmental Quality approved our application for a minor source construction permit for air emissions (PTI No. 241-06). The air permit includes a 6,000 bushel per hour grain dryer and limits the production of ethanol on the site to 121 million gallons per year.

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

The plant site is intended to be able to receive grain by truck or rail. We plan on building 4,000,000 bushels of storage on site and installing a 6,000 bushels per hour grain dryer to receive and dry wet corn on the site from farmers at harvest time. In addition, the plant site is designed to be able to ship our ethanol by truck or rail. We plan on producing wet and dry distillers grains for shipment by truck and to also be able to ship dry distillers grains by rail. The railroad design is planned to allow us to load and unload 33 rail cars at a time without decoupling and will have enough rail storage on site for three 65-car unit trains at one time.

Item 3. Legal Proceedings

We are subject to legal proceedings, claims, and litigation arising in the ordinary course of business. Currently, management is not aware of any material pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

None

PART II.

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no established public trading market for our units. As of March 31, 2008, there were approximately 4,635 holders of our Class A units and no holders of our Class B units.

We have not declared or paid any dividends on any of our units in the most recent two fiscal years. Under the terms of the Amended Loan and Security Agreement between us and ICM, Inc., dated August 13, 2007, as amended, we are prohibited from declaring or paying any dividends on our units without the prior written consent of ICM, Inc.

To protect our status as a partnership for tax purposes and to assure that no public trading market in our units develops, our units are subject to significant restrictions on transfer and transfers are subject to approval by our Board of Managers. All transfers of units must comply with the transfer provisions of our Operating Agreement and a unit transfer policy adopted by our Board of Managers. Our Board of Managers will not approve transfers which could cause us to lose our tax status or violate federal or state securities laws.

Item 6. Selected Financial Data

The following table summarizes important financial information from our December 31, 2007 and 2006 audited financial statements.

In the opinion of management, this information contains all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of our results of operations and financial position for such periods.

This selected historical financial and operating data should be read in conjunction with the audited financial statements and notes to those statements beginning on page F-1 of this report, and the section entitled “MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION,” included elsewhere in this report.

	Year ended December 31, 2007	Year ended December 31, 2006	From Inception (June 21, 2006) to December 31, 2007)
STATEMENTS OF OPERATIONS DATA
Operating revenue	—	—	—
Other income (expense), net	$186,198	$55,027	$241,225
Net loss	(2,134,032)	(1,534,777)	(3,668,809)
Basic and diluted net loss per unit	(468)	(1,037)	(1,048)
Weighted average units outstanding	4,564	1,480	3,501

	At December 31, 2007	At December 31, 2006
BALANCE SHEET DATA
Working capital	$(58,710,007)	$2,101,800
Total assets	73,117,151	7,918,109
Long-term debt, less current portion	—	—
Unitholders’ (deficit) equity	13,971,842	6,728,164

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of our operations should be read in conjunction with our audited financial statements and related notes thereto included elsewhere in this section. This report and our financial statements and notes to the financial statements contain forward-looking statements, that generally include plans and objectives of management for future operations, including plans and objectives relating to our future economic performance and our current beliefs regarding revenues we might generate and profits we might earn if we are successful in implementing our business and growth strategies. Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled “Quantitative and Qualitative Disclosures about Market Risk” below.

Overview

Liberty Renewable Fuels, LLC, is a development-stage Delaware limited liability company. We were formed for the purpose of raising capital to develop, construct, own and operate a 110 million gallon per year ethanol plant in Ithaca, Michigan. We have not yet engaged in the production of ethanol and distillers grains.

On April 18, 2007, we entered into an agreement with ICM setting forth the terms upon which ICM will provide certain services related to the design, construction and start-up of our ethanol plant. To date the majority of the site preparation is complete and construction of the plant has started. Due to a lack of funding for work performed in November 2007, work on the project has stopped. Several Wilcox subcontractors have filed liens on the project. In March 2008, we reached an agreement with ICM and the Wilcox subcontractors in which ICM agreed to pay us and we, in turn, have paid the Wilcox subcontractors approximately one-half of the amounts due and owing. In exchange for the payment, the Wilcox subcontractors have agreed that they will not terminate their subcontracts, file suit against us to collect additional amounts due, or foreclose on the liens for a period of 180 days.

Liquidity and Capital Resources

We expect to spend at least the next 12 months focused raising funds through debt and/or equity. We also expect to focus a considerable amount of time on plant construction and preparation for start-up operations.

During 2007, we funded our operations primarily from cash proceeds received from loans from ICM, member notes, and membership units sold. As of December 31, 2007, we had total assets of $73,117,151 consisting primarily of land and construction in progress to be part of our proposed location outside of Ithaca, Michigan. Total current assets at December 31, 2007 amounted to $435,302 and consist primarily of restricted cash and cash equivalents. As of December 31, 2007, we had current liabilities of $59,145,309. $38,090,965 of the current liabilities at December 31, 2007 represents accounts payable to ICM, a member of the Company. Total members’ equity as of December 31, 2007, was $13,971,842. Since our inception, we have generated no revenue from operations and are considered to be a developmental stage enterprise.

Our current available capital resources consist primarily of cash and cash equivalents in the amount of approximately $404,780. We expect that our future available capital resources will consist of additional equity and /or debt financing. We are continuing to work diligently to raise resources to complete the goal of finishing construction and commencing operations of our proposed ethanol plant in Ithaca, Michigan.

Cash has decreased during 2007 due to the funding requirements related to the plant construction.

Prepaid expenses have increased $21,975 during 2007 due primarily to a new officer life insurance policy taken in 2007.

Construction in progress has increased $61,203,786 during 2007 due to the construction of the proposed ethanol plant.

Other assets have increased $6,842,800 during 2007 primarily due to utility deposits paid to Consumers Energy and construction related deposits paid to ICM and to increases in deferred offering cost that are costs incurred to raise equity financing until that financing occurs.

Cash used in operating activities totaled $1,039,198 for 2007 as compared to $752,603 for 2006.

Cash used in investing activities totaled $18,221,608 in 2007 as compared to $3,103,016 in 2006. This increase in cash used relates primarily to the payments for deposits as well as construction of the plant.

Cash provided from financing activities totaled $16,382,388 in 2007 as compared to $7,138,818 in 2006. This is primarily due to approximately $9,960,000 of additional borrowings from our line-of-credit with ICM and approximately $400,000 of additional borrowings from our members.

Professional expenses during 2007 amounted to $978,668 compared to $414,204 in 2006. This increase reflected a full year of activity compared to six months of activity in 2006 along with increased financial and compliance reporting requirements.

Organizational expenses decreased due to reduced start up activity costs in 2007.

General and administrative expenses amounted to $1,299,381 in 2007 as compared to $463,754 in 2006. This increase related primarily to travel, supplies, and other expenses related to educating and obtaining prospective members along with increased interest costs. Interest costs increased due to the increased debt the Company obtained in 2007.

Settlement expenses in 2006 related to the REC settlement that occurred in 2006.

In order to meet the current obligations and continue as a going concern, the Company will need to raise additional debt and/or equity financing. The Company is working to raise additional funds; however, there is no assurance that the Company will be successful in raising the necessary funds to meet its liquidity requirements.

Capitalization Plan

Based on our business plan and current construction cost estimates, we believe the total project will cost approximately $233,285,000. Our capitalization plan consists of a combination of equity, including equity capital raised in our current Form S-1 registration statement offering, debt, government grants and tax increment financing. In the event that our total project cost exceeds $233,285,000 for any reason, we intend to seek additional debt and/or equity financing to offset the increase.

We raised $16,368,250 in our previous private placement offerings. In addition, we are seeking to raise a minimum of $50,000,000 and a maximum of $100,000,000 of equity in our current Form S-1 registration statement offering. As of March 31, 2008, we have received subscriptions for approximately $13,500,000, of which approximately 20% is held in escrow, but the offering has not yet been completed and these funds may be returned to members if the offering is not completed by June 7, 2008, unless extended. Including the $16,368,250 we raised in our seed capital offerings and depending on the level of equity raised in the Form S-1 registration statement offering and the amount of grants and other incentives awarded to us, we expect to require debt financing ranging from a minimum of $116,916,750 to a maximum of $166,916,750.

As of July 13, 2007, Liberty received proceeds of $380,000 from the issuance of promissory notes to the following individuals on our Board of Managers - L. Donald Miller in the amount of $200,000, Matthew Dutcher in the amount of $150,000, Dennis C. Muchmore in the amount of $20,000 and Darryl K. Fowler in the amount of $10,000. These promissory notes will be paid at the earlier of the closing of (i) a bridge loan, (ii) the initial closing of the Form S-1 registration statement offering or (iii) $200,000 in April 2008 and the balance of $180,000 in July 2008. The promissory notes bear interest at 20% per annum with a minimum fee of 5% through the first three months of the term. In December 2007, the Company received proceeds from four managers totaling $17,500 that were used to fund the due diligence to explore a financing option.

On July 20, 2007, the Company executed a promissory note payable to ICM in the principal amount of $1,200,000 to provide interim financing of the Company’s operations. The outstanding principal amount of the note and all accrued and unpaid interest was payable on October 15, 2007. The note carried an interest rate of 12% per annum and the Company could prepay the note without penalty. The note was personally guaranteed by the Company’s CEO, David Skjaerlund. As stated in the Form 8-K filed on September 24, 2007, on August 13, 2007, the Company entered into an amended loan and security agreement with ICM to establish a $10,000,000 revolving line of credit, which included any remaining balance of the $1,200,000 note. The line of credit carries an interest rate of 12% per annum and matured on November 1, 2007. All outstanding principal and interest was due and payable on November 1, 2007. The line of credit is secured by all of the Company’s assets and is personally guaranteed by the Company’s CEO, David Skjaerlund. Effective November 1, 2007, an amendment to the Loan and Security Agreement and Promissory Note was executed to extend the maturity date of the note from November 1, 2007 to December 15, 2007. Pursuant to the amendment, ICM must approve and authorize all subcontractor work at the facility. As of December 31, 2007, the promissory note had not been paid or renewed. However, in March 2008, a second amendment to the amended loan and security agreement was executed that increased the borrowings on the revolving line of credit to $11,250,000 and extended the due date to May 1, 2008. We expect the senior loan will be a construction loan secured by all of our real property and other assets, including receivables and inventories. Based on our knowledge of similar loans made in the industry, we anticipate we will pay near prime rate on this loan, plus annual fees for maintenance and observation of the loan by the lender; however, we cannot assure our members that we will be able to obtain debt financing or that adequate debt financing will be available on the terms we currently anticipate. If we are unable to obtain senior debt in an amount necessary to fully capitalize the project, we may have to seek subordinated debt financing which could require us to issue warrants. The issuance of warrants could reduce the value of the currently issued and outstanding units.

We do not have contracts or commitments with any bank, lender, underwriter, placement agent, governmental entity or financial institution for debt financing. In 2007, we started identifying and interviewing potential lenders, however, we have not signed any commitment or contract for debt financing. Completion of the project relies entirely on our ability to attract these loans and close on the Form S-1 registration statement offering.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We consider market risk to be the potential loss arising from adverse changes in market rates and prices. We are subject to significant market risk with respect to the price of ethanol, our principal product, and the price and availability of corn, the principal commodity used in our ethanol production process. In general, ethanol prices are influenced by the supply and demand for gasoline, the availability of substitutes and the effect of laws and regulations. Higher corn costs result in lower profit margins and, therefore, represent unfavorable market conditions. Traditionally, ethanol producers have not been able to pass along increased corn costs to their ethanol customers. We anticipate that ethanol will initially represent approximately 80% of our total revenue. On March 6, 2008, the CBOT price per gallon of ethanol on the March 2008 futures contract was $2.35. However, our ethanol markets would be marketing and selling to east coast customers based on the New York Harbor Barge rate which was $2.50 on March 6, 2008.

The availability and price of corn are subject to wide fluctuations due to unpredictable factors such as weather conditions during the corn growing season, carry-over from the previous crop year and current crop year yield, governmental policies with respect to agriculture, and international supply and demand. We anticipate that corn costs will initially represent approximately 60% of our total cost of goods sold. Over the ten-year period from 1996 through 2005, corn prices (based on the CBOT daily futures data) have ranged from a low of $1.75 per bushel in 2000 to a high of $5.48 per bushel in 1996, with prices averaging $2.47 per bushel during this period. At November 16, 2007, the CBOT price per bushel of corn on the December 2007 futures contract was $3.79. However, management notes that on March 6, 2008, the CBOT price per bushel of corn on the March 2008 futures had increased to $5.45.

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

Commodity	Volume Requirements	Price as of December 18, 2006	Total Price as of December 18, 2006	Hypothetical Adverse Change in Price	Change in Annual Pre-Tax Income
	(in millions)		(in millions)		(in millions)
Ethanol	110 gallons	$2.35	$258.5	10.0%(-$.235)	$25.85
Corn	40 bushels	$3.65	$146.0	10.0%(+$.365)	$14.60
Natural Gas	3.4 MMBTU	$7.07	$24.1	10.0%(+$.707)	$2.41

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

Item 8. Financial Statements and Supplementary Data

Reference is made to the financial statements included in this report which begins at Page F-1

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our filings with the SEC under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our chief executive officer (“CEO”) and chief financial officer (“CFO”), as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), in connection with filing this Annual Report on Form 10-K, management conducted an evaluation, with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of December 31, 2007, the end of the period covered by this report. Our CEO and CFO concluded that as of the end of the period covered by this report, our disclosure controls and procedures have been effective at a reasonable assurance level as a development stage enterprise. However, additional disclosure controls and procedures to improve the assurance level will be proposed, reviewed and implemented by management.

(b) Management’s Report on Internal Control Over Financial Reporting

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

Item 9B. Other Information

None.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

Our company agreement provides that our initial Board of Managers will be comprised of 31 members which may be expanded to 35 members. We have 31 managers on our initial Board of Managers. The initial Board of Managers will serve until the first annual or special meeting of the members following the date on which substantial operations of the ethanol plant commences. If our project suffers delays due to financing or construction, our initial Board of Managers could serve for an extended period of time.

Our company agreement further provides that at the first annual or special meeting of the members following the date on which substantial operations of the facilities commence, the number of elected managers shall be reduced to a minimum of 7 and a maximum of 11. In addition, each member who holds one thousand (1,000) or more units, all of which were purchased by such member prior to the consummation of ethanol production at the ethanol plant is entitled to appoint a manager to the board. Therefore, the total number of managers may exceed 11 depending on the number of appointed managers. However, our company agreement requires that a majority of the board be elected by the members. Accordingly, the number of elected managers will be increased if the number of managers appointed by members holding 1,000 units or more is greater than or equal to the number of elected managers on our board. Appointed managers serve until removed by the member appointing them, so long as such member owns 1,000 or more units.

Our company agreement further provides for a staggered Board of Managers, where, upon the expiration of the initial board, the first group of managers shall serve for one year, the second group shall serve for two years, and the third group shall serve for three years. The successors for each group of managers shall be elected for a 3-year term and at that point, one-third of the total number of managers will be elected by the members each year. Prior to expiration of the initial managers’ terms, the initial managers shall conduct a lottery to separately identify the manager positions to be elected. Each manager position will be designated as either Group I (serving one year), Group II (serving two years) and Group III (serving three years).

Identification of Managers, Executive Officers and Significant Employees.

The following table shows the managers and officers of Liberty Renewable Fuels as of December 31, 2007:

Manager/Officer	Position
David Skjaerlund	Manager, President and Chief Executive Officer
Thomas Edward Pumford, Jr.	Manager, Secretary, Treasurer and Chief Financial Officer
Wilson C. Lauer	Manager & Vice President
Matthew Allan Dutcher	Manager & Vice President
Robert Joseph Kennedy	Manager & Vice President
Dennis C. Muchmore	Manager & Vice President
Jason Atkins	Manager
Ronald Melvin Balzer	Manager
John David Blank	Manager
Todd Alan Brink	Manager
Ronald Jay Brown	Manager
Scott Crumbaugh	Manager
Cullen Lanier Dubose, Sr.	Manager
Paul Early	Manager
Scott Daniel Everett	Manager
Kathleen Rahm Fiscus	Manager
Darryl Kent Fowler	Manager - Financial Expert
Kenneth Craig Fowler	Manager
Robert James Guse, Jr.	Manager
Donald August Haske	Manager
Samuel Crawford Hawkins	Manager
Dennis Philip Heffron	Manager
Keith Duane Kirkdorfer	Manager
Eldridge Leo Lawson, Jr.	Manager
Norman Mihills	Manager
Lloyd Donald Miller	Manager
Gail Peterson	Manager
Chad Cameron Sowerby	Manager
Nick Totzke	Manager
Clifford Vennix	Manager
Benjamin O. Yantis	Manager

Business Experience of Managers and Officers

The following is a brief description of the business experience and background of our officers and managers.

Officers

David Moeberg Skjaerlund/President & CEO, Age 44, 3755 North M-52, Owosso, Michigan 48867. Since 2004 Dr. Skjaerlund has been the owner of Solomon Strategies, a business development and consulting company located in Owosso, Michigan. From 2002 through 2004 he was the President of Midwest Land Legacies, a community development and land use consulting company. From 1997 through 2002 he was the Executive Director of Rural Partners of Michigan, a public/private partnership responsible for rural development. Prior to 1997, Dr. Skjaerlund worked for the Michigan Department of Agriculture as Director of Policy Implementation. Dr. Skjaerlund received a B.A. in Biology from Kalamazoo College, and he received a PhD in Animal Science with research in the field of molecular biology from Michigan State University. Dr. Skjaerlund also owns and operates an 1,100 acre grain farm. We have executed an employment contract with Dr. Skjaerlund pursuant to which Dr. Skjaerlund accepted the position of the Company’s Chief Executive Officer. As compensation for his services Dr. Skjaerlund will be issued 3% of the Company’s Class A and Class B Units outstanding at the time the ethanol plant commences production with a beginning capital account of zero. In addition, if Dr. Skjaerlund’s services as CEO continue after 90 days following completion of the ethanol plant, Dr. Skjaerlund will be paid fair and reasonable compensation for such services to be negotiated between the parties at that time.

Thomas Edward Pumford, Jr. /Secretary, Treasurer and CFO, Age 54, 21900 W. Brady Rd., Bannister, MI 48807. Since 2001 Mr. Pumford has been self-employed as an investment properties manager. From June, 1995 through December, 2000 he served as an associate pastor at Amazing Grace Church in Wheeler, Michigan. From 1987 to 1995, Mr. Pumford was owner and CEO of Pumford Bros. Inc, a commercial concrete construction company. From August, 1976 through April, 1987 he worked in various executive and senior accounting positions within management at General Motors Foundry Division that included payroll, accounts payable and receivable, pricing, operational budget, analysis and forecasting. Mr. Pumford received an accounting degree with a B.B.A. from Western Michigan University.

Wilson C. Lauer/Vice President, Age 58, 1731 S. Blair Rd, Ithaca, MI 48847. Mr. Lauer has been the owner and operator of Lauer Farms LLC located in Ithaca, Michigan since April of 1970, which currently farms 3,500 acres of land. He received an associates degree in diesel and heavy equipment management from Ferris State University. Mr. Lauer serves on the Board of Directors for Farmers State Bank and is an elder at Resurrection Life Church.

Matthew Allan Dutcher/Vice President, Age 42, 5307 Morrice Rd., Owosso, Michigan 48867. Mr. Dutcher has been the co-owner of Shawnee Creek Farms in Owosso, Michigan since September, 1983. Mr. Dutcher received an associates degree in dairy production from Michigan State University. Mr. Dutcher has served as an officer of the Owosso Local of the Michigan Milk Producers Association since 2000 and has served on the Shiawassee Regional Chamber of Commerce Board of Directors since 2004.

Robert Joseph Kennedy/Vice President, Age 40, 7710 S. Chapin, St. Charles MI 48655. Since January of 1992 Mr. Kennedy has been the General Manager of Auburn Bean & Grain Company located in Auburn, Michigan. Mr. Kennedy studied general science and business at Delta Community College. Mr. Kennedy currently serves as the Second Vice-Chair for the Michigan Agribusiness Association Board of Directors.

Dennis C. Muchmore/Vice President, Age 61, 8822 W. Lakepointe Dr, Laingsburg, MI 48848. Since January of 2003 Mr. Muchmore has been an Executive Vice President at DHR International located in Chicago, Illinois. Since 1988, he had been a counsel with the lobbying firm of Muchmore, Harrington Smalley and Associates, Inc. and is currently a principal with TomDen Enterprises, LLC, both located in Lansing, Michigan. Mr. Muchmore received a B.S. in Education from Eastern Illinois University, and he received a Masters in Public Administration from Michigan State University.

Managers

Jason Atkins/Manager, Age 47, 1525-B The Greens Way Jacksonville, FL 32250. Mr. Atkins has been a principal partner of Ergon Capital, LP for more than five years. Ergon Capital, LP actively manages a $300 million private investment portfolio. Mr. Atkins has extensive experience in investment analysis, financial planning and fund management.

Ronald Melvin Balzer/Manager, Age 42, 307 Tianna, Auburn, MI 48611. Mr. Balzer is currently employed as a Grain Merchandiser for Auburn Bean & Grain located in Auburn, Michigan where he has been employed since May of 1986. Mr. Balzer graduated with a B.S. from Central Michigan University. Ron is the current Chairman of the Transportation Committee of Michigan Agri-Business Association and a member of the local fire department.

John David Blank/Manager, Age 36, 1459 130th Avenue, Hopkins, MI 49328. Mr. Blank is currently employed as a paver operator for Michigan Paving and Materials located in Grand Rapids, Michigan. He has held this position since July of 1994.

Todd Alan Brink/Manager, Age 38, 115 N. Forrest St, Wayland, MI 49348. Mr. Brink currently works in the Sales & Parts division of Star Industrial Systems Inc. located in Wayland, Michigan. He has held that position since April of 2005. Mr. Brink is also currently the owner of Ron & Todd Brink Farms located in Wayland, Michigan. From April of 1996 through April of 2005 Mr. Brink worked as a salesman for Tailored Equipment in Jenison, Michigan.

Ronald Jay Brown/Manager, Age 46, 8731 E. Rosebush Rd., Mt. Pleasant, MI 48858. Mr. Brown has been President of Brown Milling, Inc. since April 2002, and employed by Brown Milling, Inc for the last 29 years. located in Mt. Pleasant, Michigan. Mr. Brown received a bachelors degree from Michigan State University.

Scott W. Crumbaugh/Manager, Age 51, 289 W. St. Charles Rd., Ithaca, MI 48847. Mr. Crumbaugh currently works as a political liaison for Spartan Insurance Agency, LLC located in Ithaca, Michigan. He has been employed in this position since January of 2006. From December, 1988 through December, 2005 Mr. Crumbaugh was owner and Agent for Spartan Insurance Agency. Prior to that he was a loan officer for Farm Credit Services and a business manager for B&W Coop in Breckenridge. Mr. Crumbaugh graduated from Michigan State University with a B.S. in Animal Science.

Cullen Lanier Dubose, Sr. /Manager, Age 72, 3792 Viceroy, Okemos, MI 48805. Mr. Dubose has been President of Painia Development Corporation located in Lansing, Michigan since October, 1979. Mr. Dubose is also a current member of the Michigan Economic Development Authority, which promotes economic growth and job creation within the state. Mr. Dubose received a B.S. in Civil Engineering from Tri-State University.

Matthew Allan Dutcher/Manager, See description under “Officers.”

Paul Early/Manager, Age 59, 1100 Riverside Dr, Owosso, MI 48867. Mr. Early has been the Vice President of Commercial Loans at Fifth-Third Bank in Owosso since April, 2005. From July 2004 to April 2005, he served as loan originator for Republic Bank and also served as a loan originator for Grathom Mortgage from May, 2003 to June, 2004. Prior to May, 2003, Mr. Early had 25 years of experience with GreenStone Farm Credit Services, including serving as Senior Loan Officer and Branch Manager. Mr. Early is also the Chair of the Revolving Loan Fund for Economic Development for Shiawassee Regional Chamber of Commerce and is a member of the Shiawassee Valley Economic Development Board.

Scott Daniel Everett/Manager, Age 41, 318 W. Ottawa, Lansing, MI 48933. Mr. Everett has been the Michigan Regional Manager for American Farmland Trust since February, 2000. From September, 1989 through February, 2000 Mr. Everett was in various management positions with the Michigan Farm Bureau, including serving as legislative counsel. Mr. Everett received a B.S. in Agriculture and Natural Resources from Michigan State University.

Kathleen Rahm Fiscus/Manager, Age 56, 1200 Nicollet Ave #706, Minneapolis, MN 55403. Ms. Fiscus is currently the president of PlanScape Partners located in Minneapolis, Minnesota. She has been in this position since May, 2002. From November, 1999 through May, 2002 she was the Deputy Head of Planning for Yaggy Colby Associates in Rochester, Minnesota. From August, 1998 through November, 1999 she was the Manager of Economic Development for Northern Iowa Community College. Ms. Fiscus received a B.S. in Economics from Iowa State University and she received a Masters degree from Drake University.

Darryl Kent Fowler/Manager, Age 44, 2242 E. McGregor, St. Louis, MI 48880. Since January 2004, Mr. Fowler has worked as Manager of Accounting for Great Lakes Petroleum Corporation located in Alma, Michigan, which transports over 400 million gallons of petroleum products annually and services approximately 475 gas stations in Michigan. From November, 1995 through December, 2003 he was a staff accountant for Roslund, Prestage & Co. located in Alma, Michigan. He received a B.S. in Business Administration from Central Michigan University.

Kenneth Craig Fowler/Manager, Age 62, 3535 E. Stoll Rd., Lansing, MI 48906. Ken has been the owner of Management Resources Development (MRD), Inc. for more than 20 years and has extensive experience in real estate development, construction, housing projects and other business ventures. Ken also has an active interest in farming.

Robert James Guse, Jr. /Manager, Age 70, 25609 Beefon St., Cassopolis, MI 49031. Since May of 1996 Mr. Guse has been the owner and operator of Jim Guse Farms located in Cassopolis, Michigan. From May of 1996 through December of 2001 he was the County Commissioner for the County of Cass, Michigan.

Donald August Haske/Manager, Age 56, 2886 North Coleman Rd., Coleman, MI 48618. Since 1991 Mr. Haske has been the farm manager for Pleasant View Farms located in Coleman, Michigan. Mr. Haske has also managed grain and fertilizer operations for Mueller Bean Co. and serves on the Coleman Fire Department.

Samuel Crawford Hawkins/Manager, Age 54, 1213 Kilrush Dr, Franklin, TN 37069. Mr. Hawkins has been the World Missions Manager for Every Nations Ministries located in Brentwood, Tennessee since August of 2000. From August, 1982 through August, 2000 he was an associate pastor at Faith Church located in New Orleans, Louisiana. Mr. Hawkins received a B.A. in Religion and Greek from Union University in Jackson, Tennessee. Mr. Hawkins also received a Masters of Divinity from New Orleans Baptist Theological Seminary.

Dennis Philip Heffron/Manager, Age 52, 7724 Ashley Ave NE, Belding, MI 48809. Mr. Heffron has been the owner of Heffron Farms LLC located in Belding, Michigan since May of 1996, which currently includes 2,500 acres of crops, 400 feeder steers and the operation of four retail food stores.

Robert Joseph Kennedy/Manager. See description under “Officers.”

Keith Duane Kirkdorfer/Manager, Age 59, 67722 N. Shore Rd, Edwardsburg, MI 49112]. Mr. Kirkdorfer has been the owner and operator of Kirkdorfer Farms since June of 1968. Kirkdorfer Farms raises over 4,500 acres of crops, including seed corn and commercial corn. He received an A.A.S. from Southwestern Michigan College.

Wilson C. Lauer/Manager. See description under “Officers.”

Eldridge Leo Lawson, Jr. /Manager, Age 52, 648 Aylesford Ln., Franklin, TN 37069. Mr. Lawson has been a Minister at Every Nation Ministries located in Nashville, Tennessee since January, 1994. He also served as the founding Dean of the School of Campus Ministry to Every Nation Ministries. He received an B.A. in Education from the University of Kentucky.

Norman Mihills/Manager, Age 68, 60770 Patterson Hill Rd, Jones, MI 49061. Mr. Mihills has been the owner of Mihills farms located in James, Michigan since 1986.

Lloyd Donald Miller/Manager, Age 63, 160 N. Escott Rd, Owosso, MI 48867. Mr. Miller has been President of Lloyd Miller & Sons, Inc. located in Corunna, Michigan since January, 1961. Lloyd Miller & Sons, Inc. currently operates New Holland Dealerships in Corunna and Fowlerville. He is also currently a partner at Miller Bros. LLC.

Dennis C. Muchmore. See description under “Officers.”

Gail Peterson/Manager, Age 56, 2380 Reum St, Niles, MI 49120. Mr. Peterson has been a co-owner of Peterson Farms since 1980. Peterson Farms markets 60,000 bushels of corn annually and raises 300 beef cows, feeds 300 head of cattle. Mr. Peterson also is President of Cass County Fair Board.

Thomas Edward Pumford, Jr. See description under “Officers.”

David Moeberg Skjaerlund. See description under “Officers.”

Chad Cameron Sowerby/Manager, Age 36, 10352 Wabasis Ave, Greenville, MI 48838. Mr. Sowerby has been the Farm Manager of Sowerby Brothers, Inc. located in Greenville, Michigan since January of 1991. Sowerby Brothers, Inc. grows over 3,500 acres of corn, dry beans, potatoes and small grains and which is also a co-owner in a processing plant for dry beans. He attended Michigan State University.

Nick Totzke/Manager, Age 54, 6760 Totzke Rd, Baroda, MI 49101. Mr. Totzke and his brother Ned Totzke have been partners since 1981 of Totzke Farms and currently operate 10,000 acres of grain, fruit and vegetables, in three southwestern Michigan counties. The Totzkes are third-generation farmers, who are continuing the tradition which began in 1928. In addition to farming, the Totzkes have been members of the National Grape Cooperative since 1981, of which Ned has been a Regional Delegate for the past six years. Ned Totzke is also serving his 7th year on the Lincoln Township Zoning Board of Appeals, and served six years as President and Treasurer for the Zion United Church of Christ, Baroda. Both Totzkes continue to volunteer with and have supported the Berrien County Our Youth Fair for over 30 years.

Clifford Vennix/Manager, Age 71, 418 Patricia, Auburn, MI 48611. Since 1970 Mr. Vennix has been president of Auburn Bean & Grain located in Auburn, Michigan. Mr. Vennix has over 51 years of experience in the grain handling business, is a past president of Michigan Agri-Business Association and currently serves on the Board of Directors for MM Mutual Insurance Company.

Benjamin O. Yantis/Manager, Age 70, 1440 Yantis Blvd, Logansport, IN 46947. Since 1962 Mr. Yantis has been the owner of Yantis Implement and Yantis Enterprises located in Logansport, Indiana. Mr. Yantis is also presently actively involved with Global Outreach International and World Missionary Press.

Key Employee and Consultant

The Company entered into an employment agreement with David Skjaerlund, who is currently serving as the Company’s President and Chief Executive Officer, under which Dr. Skjaerlund is entitled to three percent (3%) of the total membership units of the Company outstanding at the time the ethanol plant begins production of the ethanol plant. Mr. Skjaerlund is not entitled to any other compensation for his services other than the grant of our units. The term of the agreement runs through the date, which is 90 days after the commencement of ethanol production at the ethanol plant.

The Company also entered into a consulting agreement with Thomas Pumford, who served as the Treasurer and Chief Financial Officer in 2007, to provide the Company with internal accounting. Subsequent to year-end, the Board of Managers has decided to replace Mr. Pumford as Treasurer and Chief Financial Officer effective April 15, 2008.

Code of Ethics

The Board of Directors has not adopted a code of ethics at this time.

Identification of Audit Committee

The Board of Directors has appointed an Audit Committee consisting of Darryl K. Fowler, Scott W. Crumbaugh, Matthew A. Dutcher and Paul Early. Subsequent to year-end, Darryl Fowler has resigned as a member of the audit committee and the Company has not named a replacement committee member as of March 31, 2008.

Audit Committee Financial Expert

Our independent financial expert is Darryl Kent Fowler, who is Chairman of the Audit Committee. Subsequent to year-end, Darryl Fowler has resigned as the Chairman of the Audit Committee and the Company has not named a replacement Chairman as of March 31, 2008.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors, executive officers and any persons who directly or indirectly hold more than 10 percent of the Company’s Units (“Reporting Persons”) to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms, the Company believes that during fiscal 207, none of our Reporting Persons listed below have filed a Form 3 and, therefore, none of the Reporting Persons have complied with the applicable filing requirements on a timely basis.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Owner	Number of Units(1)	Percent of Class Prior to Offering
10% Unit holders:
Eagle Energy, LLC	Class A Units	$4,000,000	1,000	21.57%
ICM, Inc.	Class A Units	$4,000,000	1,000	21.57%

Item 11. Executive Compensation

Compensation

This section discusses the principles underlying our executive compensation policies and decisions and the most important factors relevant to an analysis of these policies and decisions. It provides qualitative information regarding the manner and context in which compensation is awarded to and earned by our executive officers and places in perspective the data presented in the narrative that follow.

Our compensation program for executive officers is designed to attract, as needed, individuals with the skills necessary for us to achieve our business plan, to motivate those individuals, to reward those individuals fairly over time, and to retain those individuals who continue to perform at or above the levels that we expect. It is also designed to reinforce a sense of ownership, urgency and overall entrepreneurial spirit and to link rewards to measurable company and individual performance.

Our executive officers’ compensation currently has one component—unit awards granted pursuant to resolutions of our Board of Managers. We currently do not provide our executive officers any other benefits. We fix executive officer compensation at a level we believe enables us to hire and retain individuals in a competitive environment and to reward satisfactory individual performance and a satisfactory level of contribution to our overall business goals.

Our compensation committee has not adopted any formal or informal policies or guidelines for allocating compensation between long-term and currently paid out compensation, between cash and non-cash compensation, or among different forms of non-cash compensation as we do not currently compensate our executive officers in that manner. Our compensation committee’s current intent is to perform at least annually, beginning after completion of our ethanol plant, a strategic review of our executive officers’ compensation to determine whether they provide adequate incentives and motivation to our executive officers and whether they adequately compensate our executive officers relative to comparable officers in other companies with which we compete for executives. These companies may or may not be public companies or even in all cases ethanol production companies.

We account for equity compensation paid to our employees under the rules of Statement of Financial Accounting Standards No. 123 (revised 2004) Share-Based Payment, or SFAS No. 123R, which requires us to estimate and record an expense over the service period of the award. Accounting rules also require us to record cash compensation as an expense at the time the obligation is accrued. Unless and until we achieve sustained profitability, the availability to us of a tax deduction for compensation expense will not be material to our financial position. We currently intend that all cash compensation paid will be tax deductible for us.

We do not have any program, plan or obligation that requires us to grant equity compensation on specified dates and, because we have not been a public company, we have not made equity grants in connection with the release or withholding of material non-public information. It is possible that we will establish programs or policies of this sort in the future, but we do not expect to do so in the near future. Authority to make equity grants to executive officers rests with our compensation committee, although our compensation committee will consider the recommendations of our chief executive officer.

Summary Compensation Table

The following table sets forth certain information concerning compensation of (i) the person that served as the Chief Executive Officer of the Company during the fiscal years ended December 31, 2007 and 2006, (ii) the person that served as the Chief Financial Officer of the Company during the fiscal years ended December 31, 2007 and 2006, (iii) the four other most highly compensated executive officers of the Company during the fiscal years ended December 31, 2007 and 2006, and (iv) up to two persons who would have been disclosed above had such person been serving in one of the positions listed above at the end of the Company’s fiscal years ended December 31, 2007 and 2006 (collectively, the “Named Executive Officers”):

Name and Principal Position	Year	Salary ($)	Bonus ($)	Unit Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value of Nonqualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)
David Skjaerlund	2007	—	—	$826,800	—	—	—	4,000	$830,800
Chief Executive Officer and President	2006			$321,533	—	—	—	—	$321,533

Thomas Pumford	2007	—	—	$31,800	—	—	—	$54,878	$86,678
Treasurer & Secretary	2006	—	—	$16,516	—	—	—	$22,500	$39,016

Wilson Lauer	2007	—	—	$15,900	—	—	—	—	$15,900
Vice President	2006	—	—	$8,258	—	—	—	—	$8,258

Matthew Dutcher	2007	—	—	$15,900	—	—	—	—	$15,900
Vice President	2006	—	—	$8,258	—	—	—	—	$8,258

Robert Kennedy	2007	—	—	$15,900	—	—	—	—	$15,900
Vice President	2006	—	—	$8,258	—	—	—	—	$8,258

Dennis Muchmore	2007	—	—	$15,900	—	—	—	—	$15,900
Vice President	2006	—	—	$8,258	—	—	—	—	$8,258

The relative amounts of compensation awarded to the persons listed in the table above were determined based upon their relative contributions to the development of our business. In particular, Mr. Skjaerlund is currently dedicating all of his time and effort to the development of our business and is not receiving any cash compensation during our construction phase. Mr. Pumford was dedicating his full time to our development in 2007 and was paid cash compensation pursuant to a service contract with us. Subsequent to year-end, the cash compensation contract has been terminated, however Mr. Pumford continued to receive full unit compensation for his role of Treasurer/Secretary until March 20, 2008 when he was removed from the office of Secretary of the Company, effective immediately, pursuant to a vote of the Board of Managers of the Company. The Board of Managers appointed Scott Everett as the new Secretary of the Company, effective immediately. Also on March 20, 2008, Mr. Pumford was removed from the office of Treasurer of the Company, effective April 15, 2008, pursuant to a vote of the Board of Managers of the Company. The Board of Managers appointed Scott Crumbaugh as the new Treasurer of the Company, effective April 15, 2008. Mr. Pumford continues to serve as a Manager of the Company. The other listed officers each dedicate a portion of their time to the development of our business while maintaining other employment. Mr. Everett and Mr. Crumbaugh will not receive any additional compensation for their positions as Secretary and Treasurer of the Company.

	Option Awards					Stock Awards
Name and Principal Position	Number of securities underlying unexer- cised options (#) exercis- able	Number of securities underlying unexer- cised options (#) unexercis -able	Equity incentive plan awards: Number of securities underlying unexer- cised unearned options (#)	Option exercised price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
David Skjaerlund	—	—	—	—	—	520	$3,180	$—	$1,653,600
Chief Executive Officer and President

Thomas Pumford	—	—	—	—	—	20	$3,180	$—	$63,600
Treasurer & Secretary

Wilson Lauer	—	—	—	—	—	10	$3,180	$—	$31,800
Vice President

Matthew Dutcher	—	—	—	—	—	10	$3,180	$—	$31,800
Vice President

Robert Kennedy	—	—	—	—	—	10	$3,180	$—	$31,800
Vice President

Dennis Muchmore	—	—	—	—	—	10	$3,180	$—	$31,800
Vice President

Employment Agreements

David Skjaerlund is currently serving as our Chief Executive Officer and President and Tom Pumford is currently serving as Secretary, Treasurer and Chief Financial Officer. Wilson Lauer, Matthew Dutcher, Robert Kennedy and Dennis Muchmore currently serve as Vice Presidents. Subsequent to year-end, Mr. Kennedy and Mr. Muchmore have resigned from their position of Vice President. We entered into an employment agreement with David Skjaerlund under which Dr. Skjaerlund is entitled to three percent (3%) of the total membership units of the Company outstanding at the time our ethanol plant begins production of the ethanol plant. Mr. Skjaerlund is not entitled to any other compensation for his services other than the grant of our units. The term of the agreement runs through the date which is 90 days after the commencement of ethanol production at our ethanol plant.

We have also entered into a consulting agreement with Mr. Pumford to provide us with internal accounting and management services, a consulting agreement with Muchmore Harrington Smalley & Associates, Inc., with whom Dennis Muchmore had been a counsel, to provide us advice regarding pending legislation that might affect Liberty, a consulting agreement with Earthscape Resource Management, which is partially owned by Mr. Everett, to provide us services as a Coordinating Manager with respect to the development of the ethanol plant and approval of permits from governmental agencies, and a consulting agreement with PlanScape Partners, for whom Ms. Fiscus is currently the President, to provide us services regarding financial grants related to the development of our ethanol plant. All of these consulting agreements have been completed and terminated. Except for the unit grants discussed below, we do not compensate Mr. Lauer, Mr. Dutcher, Mr. Kennedy or Mr. Muchmore for their service as officers. We have also approved issuance of units to our officers and to our managers who serve as Officers or a member of the Steering Committee and the Finance Committee. Each officer other than Mr. Skjaerlund will be granted 10 Class A units for each office that they hold (for a total of 60). Each Steering Committee member, who is not an officer, will be granted 6 Class A units (for a total of 48 units) and each member of the Finance Committee will be granted 2 Class A units (for a total of 8 units). Except for the compensation described in “EXECUTIVE COMPENSATION—Director Compensation,” we do not have any other compensation arrangements with our managers or officers.

Other than the employment agreement we entered into with David Skjaerlund and the consulting agreements we entered into with PlanScape Partners, for whom Kathleen Fiscus is currently the President, Tom Pumford, Earthscape Resource Management, which is partially owned by Mr. Everett, and Muchmore Harrington Smalley & Associates, Inc., with whom Dennis Muchmore had been a counsel, we have no employment agreements with any executive officer or manager. In the future, we may enter into employment agreements with our executive officers or other employees that we may hire.

Reimbursement of Expenses

We reimburse our officers and managers for expenses incurred in connection with their service.

Director Compensation

Pursuant to our manager compensation program, each manager will receive the following compensation for board services, as applicable:

•	10 Class A units for service as an officer;

•	6 Class A units for service as a member of the Steering Committee that is not an officer of the Company; and

•	2 Class A units for service on the Finance and Audit Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding beneficial ownership of the shares of our units as of December 31, 2007 by:

•	each person known by us to be the beneficial owner of more than 5% of our units;

•	each of our named executive officers;

•	each of our managers; and

•	all of our executive officers and directors as a group.

The number of shares beneficially owned by each member is determined under rules promulgated by the Securities and Exchange Commission. The information does not necessarily indicate beneficial ownership for any other purpose. Units subject to options and convertible securities currently exercisable or convertible, or exercisable or convertible within 60 days after the date of the initial offering, are deemed outstanding for purposes of computing the percentage beneficially owned by the person or entity holding such securities but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person or entity.

The percentages in the following table are based on a total of 4,635 units outstanding in February. Except as indicated in the footnotes below, we believe, based on information furnished to us and subject to community property laws where applicable, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

Each individual or entity shown on the table has furnished information with respect to beneficial ownership. Except as otherwise indicated below, the address of each person or entity listed below is c/o Liberty Renewable Fuels LLC, P.O. Box 335, Owosso, Michigan 48867.

UNITS BENEFICIALLY OWNED BY MANAGERS, OFFICERS AND 5% HOLDERS

					Percentage of Total After the Offering
Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Owner	Number of Units(1)	Percent of Class Prior to Offering	Maximum units Sold in Offering	Minimum units Sold in Offering
5% Unit holders:
Cooperative Elevator Co.	Class A Units	$1,000,000	250	5.39%	1.01%	1.71%
Eagle Energy, LLC	Class A Units	$4,000,000	1,000	21.57%	4.06%	6.83%
ICM, Inc.	Class A Units	$4,000,000	1,000	21.57%	4.06%	6.83%

Directors and Executive Officers:
David Skjaerlund	Class A Units	$135,000	60 (2)	1.29%	0.24%	0.41%
Thomas Edward Pumford, Jr.	Class A Units	$56,250	45 (3)	0.97%	0.18%	0.31%
Wilson C. Lauer	Class A Units	$217,250	98 (4)	2.11%	0.40%	0.67%
Matthew Allan Dutcher	Class A Units	$173,250	89 (5)	1.92%	0.36%	0.61%
Robert Joseph Kennedy	Class A Units	$80,250	41 (6)	0.88%	0.17%	0.28%
Dennis C. Muchmore	Class A Units	$85,500	48 (7)	1.03%	0.19%	0.33%
Ronald Melvin Balzer	Class A Units	$103,500	52 (8)	1.12%	0.21%	0.36%
John David Blank	Class A Units	$49,500	22 (9)	0.47%	0.09%	0.15%
Tom Alan Brink	Class A Units	$94,500	42 (10)	0.91%	0.17%	0.29%
Ronald Jay Brown	Class A Units	$166,500	80 (11)	1.72%	0.32%	0.55%
Scott Crumbaugh	Class A Units	$435,000	143 (12)	3.08%	0.58%	0.98%
Cullen Lanier Dubose, Sr.	Class A Units	$60,750	20	0.43%	0.08%	0.14%
Paul Early	Class A Units	$24,750	19 (13)	0.41%	0.08%	0.13%
Scott Daniel Everett	Class A Units	$147,500	70 (14)	1.51%	0.28%	0.48%
Kathleen Rahm Fiscus	Class A Units	$31500	14	0.30%	0.06%	0.10%
Darryl Kent Fowler	Class A Units	$94,500	50 (15)	1.08%	0.20%	0.34%
Kenneth Craig Fowler	Class A Units	$24,750	17 (16)	0.37%	0.07%	0.12%
Robert James Guse, Jr.	Class A Units	$157,500	70	1.51%	0.28%	0.48%
Donald August Haske	Class A Units	$162,000	72 (17)	1.55%	0.29%	0.49%
Samuel Crawford Hawkins	Class A Units	$101,250	45 (18)	0.97%	0.18%	0.31%
Dennis Philip Heffron	Class A Units	$58,500	26 (19)	0.56%	0.11%	0.18%
Keith Duane Kirkdorfer	Class A Units	$29,250	13	0.28%	0.05%	0.09%
Eldridge Leo Lawson, Jr.	Class A Units	$78,750	35 (20)	0.76%	0.14%	0.24%
Norman Mihills	Class A Units	$29,250	13	0.28%	0.05%	0.09%
Lloyd Donald Miller	Class A Units	$173,250	77	1.66%	0.31%	0.53%
Gail Peterson	Class A Units	$29,250	13	0.28%	0.05%	0.09%
Chad Cameron Sowerby	Class A Units	$101,250	45(21)	0.97%	0.18%	0.31%
Nick Totzke	Class A Units	$49,500	22(22)	0.47%	0.09%	0.15%
Clifford Vennix	Class A Units	$173,250	77	1.66%	0.31%	0.53%
Benajmin O. Yantis	Class A Units	$81,000	36	0.78%	0.15%	0.25%
Executive officers and managers as a group	Class A Units	$3,200,250	1,454	30.64%	5.87%	9.85%

(1)	Assumes no additional purchases in the S-1 offering being conducted by the Company.

(2)
Includes 60 units held by Solomon Investment Strategies. LLC. Dr. Skjaerlund, one of our managers, is a member of Solomon Investment Strategies. LLC. Dr. Skjaerlund disclaims beneficial ownership of the units held by Solomon Investment Strategies. LLC, except to the extent of his pecuniary interest therein. Mr. Skjaerlund, as compensation for service as CEO, is also entitled to 3% of the total Class A and Class B units at the commencement of ethanol production. The number of such units is currently indeterminable.

(3)	Includes 20 units Mr. Pumford will receive for service as Treasurer and Secretary.

(4)
Includes 88 units held by Lauer Farms, LLC. Mr. Lauer, one of our managers, is a member of Lauer Farms, LLC. Mr. Lauer disclaims beneficial ownership of the units held by Lauer Farms, LLC, except to the extent of his pecuniary interest therein. Units also include 10 units Mr. Lauer will receive for service as Vice President.

(5)	Units include 10 units Mr. Dutcher will receive for service as Vice President and 2 units for service on the Financial Audit Committee.

(6)	Includes 10 units Mr. Kennedy will receive for service as Vice President.

(7)	Includes 10 units Mr. Muchmore will receive for service as Vice President.

(8)	Includes 6 units Mr. Balzer will receive for service as a member of the Steering Committee.

(9)
Includes 22 units held by Allegan County Renewable Energy II, LLC. Mr. Blank, one of our managers, is a member of Allegan County Renewable Energy II, LLC. Mr. Blank disclaims beneficial ownership of the units held by Allegan County Renewable Energy II, LLC, except to the extent of his pecuniary interest therein.

(10)
Includes 42 units held by Allegan County Renewable Energy, LLC. Mr. Brink, one of our managers, is a member of Allegan County Renewable Energy, LLC. Mr. Brink disclaims beneficial ownership of the units held by Allegan County Renewable Energy, LLC, except to the extent of his pecuniary interest therein.

(11)
Includes 74 units held by Energy Service, LLC. Mr. Brown, one of our managers, is a member of Energy Service, LLC. Mr. Brown disclaims beneficial ownership of the units held by Energy Service, LLC, except to the extent of his pecuniary interest therein. Also includes 6 units Mr. Brown will receive for service as a member of the Steering Committee.

(12)
Includes 135 units held by Apple Investing, LLC. Mr. Crumbaugh, one of our managers, is a member of Apple Investing, LLC. Mr. Crumbaugh disclaims beneficial ownership of the units held by Apple Investing, LLC, except to the extent of his pecuniary interest therein. Also include 6 units Mr. Crumbaugh will receive for service as a member of the Steering Committee and 2 units for service on the Financial Audit Committee.

(13)	Include 6 units Mr. Early will receive for service as a member of the Steering Committee and 2 units for service on the Financial Audit Committee.

(14)
Includes 63 units held by Pro-Farmer Financial Group, LLC. Mr. Everett, one of our managers, is a member of Pro-Farmer Financial Group, LLC. Mr. Everett disclaims beneficial ownership of the units held by Pro-Farmer Financial Group, LLC, except to the extent of his pecuniary interest therein. Also include 6 units Mr. Everett will receive for service as a member of the Steering Committee.

(15)	Include 6 units Mr. Fowler will receive for service as a member of the Steering Committee and 2 units for service on the Financial Audit Committee.

(16)	Include 6 units Mr. Fowler will receive for service as a member of the Steering Committee.

(17)
Includes 72 units held by Future Fuels. LLC. Mr. Haske, one of our managers, is a member of Future Fuels. LLC. Mr. Haske disclaims beneficial ownership of the units held by Future Fuels. LLC, except to the extent of his pecuniary interest therein.

(18)
Includes 45 units held by Global Energy Impact, LLC. Mr. Hawkins, one of our managers, is a member of Global Energy Impact, LLC. Mr. Hawkins disclaims beneficial ownership of the units held by Global Energy Impact, LLC, except to the extent of his pecuniary interest therein.

(19)
Includes 26 units held by Heffron Farms. Mr. Heffron, one of our managers, is a member of Heffron Farms. Mr. Heffron disclaims beneficial ownership of the units held by Heffron Farms, except to the extent of his pecuniary interest therein.

(20)
Includes 35 units held by Victory & Sons, LLC. Mr. Lawson, one of our managers, is a member of Victory & Sons, LLC. Mr. Lawson disclaims beneficial ownership of the units held by Victory & Sons, LLC, except to the extent of his pecuniary interest therein.

(21)
Includes 45 units held by Sowerby Farms. Mr. Sowerby, one of our managers, is a member of Sowerby Farms. Mr. Sowerby disclaims beneficial ownership of the units held by Sowerby Farms, except to the extent of his pecuniary interest therein

(22)	Includes 22 units held by Totzke Farms. Mr. Totzke, one of our managers, is a member of Totzke Farms. Mr. Totzke disclaims beneficial ownership of the units held by Totzke Farms, except to the extent of his pecuniary interest therein.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Grain Elevator Arrangements

We have reached an agreement with one of Michigan’s grain elevators. The grain elevator is intended to help in providing us with corn for our ethanol plant. The agreement was signed as part of an October 27, 2006, dinner train event hosted by Great Lakes Central Railroad Company which included a brief dedication ceremony held at the site. The status of grain origination agreements has changed since October 2007 and those changes are noted below.

Auburn Bean & Grain Co. and Cooperative Elevator Co.

We have previously entered into agreements with Auburn Bean & Grain Co. and Cooperative Elevator Co. relating to the acquisition of Auburn and the purchase of grain from Cooperative Elevator. Both of these agreements have been terminated pursuant to their terms.

Brown Milling, Inc.

Brown Milling Inc., which has 2 million bushels of storage capacity at facilities it operates in Shepherd, Rosebush and Delwin, signed an agreement whereby we will be able to purchase all of the corn that Brown Milling markets. The agreement is effective as of January 1, 2008, for an initial term of 4 years (which expiration date is subject to automatic one year extensions if not terminated 6 months prior to expiration). The agreement gives us a first right of purchase on any corn that Brown Milling proposes to sell. The agreement also gives us the right to purchase corn that any third party proposes to purchase from Brown Milling. We are obligated to pay Brown Milling an annual fee at the beginning of each year as well as a per bushel fee. The fee for 2008 in the amount of $35,000 has not been paid as of March 31, 2008. Ron Brown, President of Brown Milling, also serves on our Board of Managers. Because of this conflict, Mr. Brown has not participated in the voting to approve this transaction.

Consulting Agreements

We have entered into consulting agreements with Mr. Pumford, PlanScape Partners, for whom Ms. Fiscus is currently the President, Earthscape Resource Management, which is partially owned by Mr. Everett, and Muchmore Harrington Smalley & Associates, Inc., with whom Dennis Muchmore has been a counsel since 1998. The agreement with Mr. Pumford was entered into on August 1, 2006 and is for the provision of internal accounting functions and matters related to our financial transactions and reporting requirements. Mr. Pumford received $4,500 per month for such services. The agreement may be terminated by either party at anytime, for just cause, upon 10 days written notice. The agreement was terminated on February 19, 2008, effective February 29, 2008.

Prior to December 31, 2007 the Earthscape Resource Management Contract has been terminated. Subsequent to December 31, 2007 all other contracts above have been terminated.

The agreement with PlanScape Partners is for consulting services related to our obtaining financial incentives from various governmental entities. Fees are billed on an hourly rate basis for services as requested by us. The agreement was terminated.

The agreement with Earthscape Resource Management is for services as a Coordinating Manager for developing relationships between us and the local and county governments, executing media relations and similar activities with additional people and entities as needed. Earthscape is paid $3,500 per month plus expenses for their services under the agreement. The agreement commences on August 1, 2006 and has been terminated.

The agreement with Muchmore Harrington Smalley & Associates, Inc. is for services representing us before the Michigan legislature and updating us on the content and status pending legislation that could affect our project. Muchmore Harrington is paid $3,500 per month plus expenses for their services under the agreement. The agreement commences on July 10, 2006 and is terminable by either party at any time upon 30 days written notice and has been terminated.

Office Lease

We lease our headquarters office space from Mr. Pumford for a monthly rent of $500 which we believe to be at or below the current market rate. Subsequent to year end, a 30 day notice was given to terminate the lease on February 19, 2008 and the company office moved up to our plant site in Ithaca.

Review, Approval or Ratification of Transactions with Related Persons

Our company agreement permits us to enter into agreement and other arrangements with our managers, officers, members and their affiliates. However, other than the non-binding letter of intent with Auburn Bean and Grain, the letter of intent and definitive agreement with ICM, the agreement with Brown Milling and the consulting agreements with Mr. Pumford, PlanScape Partners, for whom Ms. Fiscus is currently the President, Earthscape Resource Management, which is partially owned by Mr. Everett, and Muchmore Harrington Smalley & Associates, Inc., with whom Dennis Muchmore has been a counsel since 1998, we have not engaged in any transactions with any other of our managers, officers or 5% unit holders. Should we engage in any such transactions in the future, all such arrangements will be approved by our managers on terms no more favorable to the managers, officers or members than generally afforded to non-affiliate parties in a similar transaction.

Director Independence

Our independent directors are Jason Atkins, Ronald Balzer, John Blank, Todd Brink, Scott Crumbaugh, Cullen Dubose, Sr., Paul Early, Darryl Fowler, Kenneth Fowler, Robert Guse, Jr., Donald Haske, Samuel Hawkins, Dennis Heffron, Keith Kirkdorfer, Eldridge Lawson, Jr., Norman Mihills, Lloyd Miller, Gail Peterson, Chad Sowerby, Nick Totzke, Clifford Vennix, and Benjamin Yantis. The determination of independence is made by reference to NASDAQ rule 4200 and 4350.

David Skjaerlund, Thomas Pumford, Wilson Lauer, Matthew Dutcher, Robert Kennedy and Dennis Muchmore are not considered independent as they are serving as our executive officers. Subsequent to year-end, Mr. Kennedy and Mr. Muchmore resigned from their executive officer positions with the Company while Mr. Pumford was removed as Treasurer and Secretary. As of April 15, 2008 Scott Crumbaugh will not be considered independent as he will serve as one of our executive officers. Subsequent to year-end, Scott Everett is no longer independent as he is serving as an executive officer. Furthermore, Scott Everett is not considered independent because of his partial ownership of Earthscape Resource Management. Kathleen Fiscus is not considered independent because of her position at PlanScape Partners. Ronald Brown is not considered independent because of his position at Brown Milling.

Audit Committee

Our board of directors appointed an audit committee consisting of Darryl Fowler, Scott Crumbaugh, Matthew Dutcher and Paul Early. The audit committee is exempt from independence listing standards because our securities are not listed on a national securities exchange or listed in an automated inter-dealer quotation system of a national securities association or to issuers of such securities. Nevertheless, Mr. Fowler, Mr. Crumbaugh and Mr. Early are independent within the definition of independence provided by NASDAQ rules 4200 and 4350. Mr. Dutcher is not considered independent in that he is serving as an executive officer. Subsequent to year-end, Mr. Fowler has resigned as a member and chairman of the audit committee. As of March 31, 2008, the board of directors has not named his replacement.

Steering Committee

Our board of directors have appointed a Steering Committee consisting of David Skjaerlund, Wil Lauer, Bob Kennedy, Matt Dutcher, Dennis Muchmore, Tom Pumford, Ron Balzer, Ron Brown Scott Crumbaugh, Paul Early, Scott Everett, Darryl Fowler, Ken Fowler. David Skjaerlund, Thomas Pumford, Wilson Lauer, Matthew Dutcher, Robert Kennedy and Dennis Muchmore are not considered independent as they are serving as our executive officers. Subsequent to year-end, Mr. Kennedy and Mr. Muchmore resigned from their executive officer positions with the Company. Scott Everett is not considered independent because of his partial ownership of Earthscape Resource Management. Subsequent to year-end, Mr. Fowler has resigned as a member of the steering committee. Mr. Brown is not considered independent because of his position at Brown Milling.

Item 14. Principal Accounting Fees and Services

The aggregate fees billed by the principal independent registered public accountants (Andrews Hooper &Pavlik, P.L.C.) to the Company for the year ended December 31, 2007, and the year ended December 31, 2006 are as follows:

Category	Year	Fees
Audit Fees(1)	2007	$109,134
	2006	$116,997
Audit Related Fees (1)	2007	$-
	2006	$-
Tax Fees	2007	$-
	2006	$-
All Other Fees	2007	$-
	2006	$-

(1)	Audit fees consist of fees for services rendered related to the Company’s fiscal year end audits, quarterly reviews, registration statement and related amendments.

Prior to engagement of the principal independent registered public accountants to perform audit services for the Company, the principal accountant was pre-approved by our Audit Committee pursuant to Company policy requiring such approval.

100% of all audit services, audit-related services were pre-approved by our Audit Committee.

Part IV

Item 15. Exhibits, Financial Statement Schedules

ANDREWS HOOPER & PAVLIK P.L.C.
Certified Public Accountants

Report of Independent Registered Public Accounting Firm

Board of Managers
Liberty Renewable Fuels, LLC
Ithaca, Michigan

We have audited the accompanying balance sheets of Liberty Renewable Fuels, LLC (a development stage company) as of December 31, 2007 and 2006, and the related statements of operations, changes in members' equity, and cash flows for the years then ended and for the period from inception (June 21, 2006) to December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Liberty Renewable Fuels, LLC (a development stage company) as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended and the period from inception (June 21, 2006) to December 31, 2007 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Liberty Renewable Fuels, LLC will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company's current liabilities exceed its current assets and required financing for completion of the ethanol plant has not yet been obtained. These conditions raise substantial doubt about Liberty Renewable Fuels, LLC's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Andrews Hooper & Pavlik P.L.C.

Okemos, Michigan
March 27, 2008

4295 Okemos Road, Suite 200 • Okemos, Michigan 48864 • ph 517.706.0800 fx 517.706.0011 • www.ahpplc.com

Liberty Renewable Fuels, LLC
(A Development Stage Company)
Balance Sheets

	December 31, 2007	December 31, 2006

ASSETS
Current Assets
Cash in Bank and Savings, including $352,099
restricted at December 31, 2007	$404,781	$3,283,199
Prepaid Expenses	30,521	8,546
Total Current Assets	435,302	3,291,745
Fixed Assets
Software and Office Equipment, net of accumulated
amortization and deprecation of $2,442 at 12/31/07	9,772	2,935
Construction in Progress including capitalized interest
of $383,130 at 12/31/07	62,470,765	1,266,979
Land and Land Improvements	3,061,862	3,059,800
Total Fixed Assets	65,542,399	4,329,714
Other Assets
Deposits	4,644,239	37,000
Deferred Offering Costs	2,495,211	259,650
Total Other Assets	7,139,450	296,650
Total Assets	$73,117,151	$7,918,109

LIABILITIES AND MEMBERS' EQUITY
Current Liabilities
Accounts Payable	9,425,997	$216,715
Accounts Payable - ICM	38,090,965	-
Land Contracts Payable	475,000	623,230
Settlement Payable	350,000	350,000
Line-of-Credit	9,966,849	-
Notes Payable - Members	397,500	-
Accrued Interest Payable	438,998	-
Total Current Liabilities	59,145,309	1,189,945

MEMBERS' EQUITY
Members' Equity
Issued Membership Units 1,241 units @ $2,250	2,792,250	2,792,250
Subscribed Membership Units 1,300 @ $4,000, less
offering costs of $141,693	-	5,058,307
Issued Membership Units 3,394 @ $4,000, less offering
costs of $141,693	13,434,307	-
Paid in Capital	1,414,094	412,384
Deficit Accumulated during Development Stage	(3,668,809)	(1,534,777)
Total Members' Equity	13,971,842	6,728,164

Commitments and Contingencies - See Note

Total Liabilities and Members' Equity	$73,117,151	$7,918,109

* Notes to the Financial Statements are an integral part of this Statement.*

Liberty Renewable Fuels, LLC
(A Development Stage Company)
Statements of Operations

	Year Ended	Year Ended	From Inception
	December 31,	December 31,	(June 21, 2006)
	2007	2006	to December 31, 2007

Revenues	$-	$-	$-

Operating Expenses
Professional Fees	978,668	414,204	1,392,872
Organizational	42,181	191,846	234,027
General and Administrative	1,299,381	463,754	1,763,135
Settlement	-	520,000	520,000
Total	2,320,230	1,589,804	3,910,034

Operating Loss	(2,320,230)	(1,589,804)	(3,910,034)

Other Income (Expense)
Interest Income	168,097	54,827	222,924
Rental	18,000	-	18,000
Other	101	200	301
Total	186,198	55,027	241,225

Net Loss	(2,134,032)	(1,534,777)	(3,668,809)

Net Loss Per Weighted Average Unit - Basic and Diluted
4,564 Units, 1,480 Units, and 3,501 Units, Respectively	$(468)	$(1,037)	$(1,048)

* Notes to the Financial Statements are an integral part of this Statement.*

Liberty Renewable Fuels, LLC
(A Development Stage Company)
Statements of Changes in Members' Equity
From Inception (June 21, 2006) to December 31, 2007

						Deficit
			Subscribed			Accumulated
	Membership Units		Membership Units		Paid-In	During Development
	Units	Amount	Units	Amount	Capital	Stage	Total

Balance - June 21, 2006 (Date of Inception)	-	-	-	-	-	-	-

Membership Units Issued for Cash	1,241	2,792,250	-	-	-	-	2,792,250

Membership Units Subscribed for Cash (less offering
costs of $141,693)	-	-	1,300	5,058,307	-	-	5,058,307

Share Based Compensation	-	-	-	-	412,384	-	412,384

Net Loss	-	-	-	-	-	(1,534,777)	(1,534,777)

Balance - December 31, 2006	$1,241	$2,792,250	$1,300	$5,058,307	$ $ 412,384	$(1,534,777)	$6,728,164

Previous Subscribed Now Issued (less offering
costs of $141,693)	1,300	5,058,307	(1,300)	(5,058,307)	-	-	-

Membership Units Issued for Cash	2,094	8,376,000	-	-	-	-	8,376,000

Share Based Compensation	-	-	-	-	1,001,710	-	1,001,710

Net Loss	-	-	-	-	-	(2,134,032)	(2,134,032)

Balance - December 31, 2007	4,635	$16,226,557	-	$-	$1,414,094	$(3,668,809)	$13,971,842

* Notes to the Financial Statements are an integral part of this Statement.*

Liberty Renewable Fuels, LLC
(A Development Stage Company)
Statements of Cash Flows - Indirect Method

			From Inception
	Year Ended	Year Ended	(June 21,2006)
	December 31, 2007	December 31, 2006	to December 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(2,134,032)	$(1,534,777)	$(3,668,809)
Adjustments to reconcile net loss to
net cash used in operating activities:
Share Based Compensation Expense	1,001,710	412,384	1,414,094
Amortization and Depreciation	2,442	-	2,442
Write-off of Deferred Acquisition Costs and Deposits	132,964	-	132,964

Change in:
Prepaid Expenses	(21,975)	(8,546)	(30,521)
Accounts Payable and Accrued Interest	(20,307)	28,336	8,029
Other Payables	-	350,000	350,000

NET CASH USED
IN OPERATING ACTIVITIES	(1,039,198)	(752,603)	(1,791,801)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for Construction in Progress	(16,708,064)	(1,091,979)	(17,800,043)
Payments for Land Options	-	(2,686)	(2,686)
Purchase of Office Equipment and Computer Software	(9,279)	(2,935)	(12,214)
Purchase of Conservation Development Easement	-	(50,000)	(50,000)
Purchase of Land and Land Improvements	(2,062)	(1,918,416)	(1,920,478)
Increase in Deposit	(1,406,239)	(37,000)	(1,443,239)
Deferred Acquistion Costs	(95,964)	-	(95,964)

NET CASH USED
IN INVESTING ACTIVITIES	(18,221,608)	(3,103,016)	(21,324,624)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Notes Payable - Members	397,500	-	397,500
Borrowings on Line-of-Credit	9,966,849	-	9,966,849
Payments on Land Contracts	(148,230)	(465,468)	(613,698)
Deferred Offering Costs	(2,209,731)	(246,271)	(2,456,002)
Payments for Offering Costs	-	(141,693)	(141,693)
Sales and Subscriptions of Membership Units	8,376,000	7,992,250	16,368,250

NET CASH PROVIDED
BY FINANCING ACTIVITIES	16,382,388	7,138,818	23,521,206

NET INCREASE (DECREASE) IN CASH	(2,878,418)	3,283,199	404,781

CASH AT BEGINNING OF PERIOD	3,283,199	-	-

CASH AT END OF PERIOD	$404,781	$3,283,199	$404,781

NON CASH INVESTING ACTIVITIES AND FINANCING ACTIVITIES
Land Acquired by Land Contract	$-	$1,088,698	$1,088,698
Deferred Offering Costs Included in Accounts Payable	25,830	13,379	25,830
Construction in Progress Costs Included in Accounts Payable	44,112,592	175,000	44,112,592
Deposits Included in Accounts Payable	3,238,000	-	3,238,000
Capitalized Interest Included in Accrued Interest Payable	383,130	-	383,130

SUPPLEMENTAL DISCLOSURE- Interest Paid Net of Capitalized Interest	$5,942	$14,532	$20,474

* Notes to the Financial Statements are an integral part of this Statement.*

1. SUMMARY OF ORGANIZATION SIGNIFICANT ACCOUNTING POLICIES, AND RECENT ACCOUNTING PRONOUNCEMENTS

Basis of Presentation

The financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America.

Securities and Exchange Commission Filing

The Company has prepared and filed a Form S-1 Registration Statement with the Securities and Exchange Commission (SEC) for a minimum of 10,000 membership units up to a maximum of 20,000 membership units for sale at $5,000 per unit with a minimum of four units per member. The offering will be open for up to one year from its effective date (June 7, 2007) unless closed sooner by the Company. See note 2 for further discussion on Members’ Equity.

Nature of Business

Liberty Renewable Fuels, LLC (a development stage Delaware limited liability company) (the “Company”) to be located near Ithaca, Michigan was organized to pool members to build a 110 million gallon natural gas powered ethanol plant. As of December 31, 2007, the Company is in the development stage with its efforts being principally devoted to organizational and equity raising activities. The Company has closed on all the land necessary for the entire project. The Company’s builder, ICM of Colwich, Kansas (“ICM”), began construction of the ethanol plant in July 2007. The Company has signed an agreement with a design builder to design and build the balance of the project beyond the actual plant itself. The corn necessary to run the plant is expected to come primarily from on farm storage and other local elevators. However, there are many risks related to the project. The Company’s ability to construct the ethanol plant is dependent upon obtaining adequate equity and debt financing and many other factors including risks related to regulation and governmental action and construction risks. The Company also will be subject to risks related to ethanol production and the ethanol industry. These risks may impact whether or not the company will be able to begin ethanol production and continue as a going concern.

Cash Held in Escrow

Investments received from the Form S-1 registration statement offering will be held in escrow until the earliest of (1) the Company’s receipt of $50,000,000 or more in gross offering proceeds for fully-paid units and written debt financing commitments providing for sufficient debt financing, which combined with the offering proceeds and the $16,368,250 the Company raised in previous private placement offerings, would at least equal the estimated total project cost; (2) one year from the effective date of the registration statement, which was June 7, 2007; or (3) the Company’s termination of the offering. Funds held in escrow will be promptly returned to the members if the Company does not receive written debt financing commitments sufficient to release funds from escrow by June 7, 2008. These funds held in escrow have not been reported on the accompanying balance sheet.

Purchase of Assets

The Company purchased all of the assets and assumed all of the liabilities of Liberty Renewable Fuels, L.L.C., a Michigan limited liability company (“Liberty Michigan”) in July 2006. Liberty Michigan was originally formed on February 13, 2006 for the purpose of building an ethanol plant in Central Michigan. Liberty Michigan was dissolved by its Board of Managers effective October 1, 2006 following the purchase of all of its assets by the Company. The cost of the purchase was $170,000 and was paid for with proceeds from prior equity financing. The operations of Liberty Michigan have been included in the December 2006 financials of the Company since it was determined to be a predecessor entity.

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

Development Stage Enterprise

The Company was recently formed and has no history of operations. The Company anticipates a period of significant growth, involving the construction and start-up of operations of the plant. During this period of growth and the start-up of the plant, there will be no incoming revenues; therefore, the Company will continue to accumulate net losses until the start of production. The Company is presently, and is likely for some time to continue to be, dependent upon our initial managers. The Company’s Builder, ICM (whose proprietary technology is in approximately 70% of the ethanol plants built in the United States), will be providing training and ongoing support to Company employees running the ethanol plant to insure successful start-up and continual operation of the plant. However, as outlined above, many risks exist that may impact whether or not the Company will be able to begin ethanol production.

Fiscal Reporting Period

The Company has adopted a fiscal year ending December 31 for reporting financial operations.

Accounting Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and disclosures of assets, liabilities, revenue, and expenses. Estimates used in the preparation of the financial statements include the deferral of expenditures for offering costs, which are dependent upon successful financing of the project. The Company defers the costs incurred to raise equity financing until that financing occurs. At the time the Company issues new equity, it will net these costs against the equity proceeds received. Alternatively, if the equity financing does not occur, the Company will expense the offering costs. Other estimates include the estimated fair value of share-based payments. Actual results and outcomes may differ from management’s estimates and assumptions.

Cash

The Company maintains its accounts primarily at one financial institution. At times throughout the year, the Company’s cash balances may exceed amounts insured by the Federal Deposit Insurance Corporation.

Deferred Offering Costs

The Company defers the costs incurred to raise equity financing until that financing occurs. At such time that the issuance of new equity occurs, these costs are netted against the proceeds received; or if the financing does not occur, they are expensed. As of December 31, 2007 and 2006, the Company had deferred offering costs of $2,495,211 and $259,650, respectively.

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided over estimated useful lives (5-7 years for office equipment) by use of the straight line depreciation method. Maintenance and repairs are expensed as incurred; major improvements and betterments are capitalized. The Company will begin depreciating plant assets over their useful lives ranging from 7-39 years once the plant is operational.

Land

The Company records purchases of land at cost. The Company capitalizes amounts expended to secure land purchase options unless the options are not exercised at which time they are expensed.

Construction in Progress

The Company has included in Construction in Progress capitalized expenditures for site design and engineering costs, and other costs related to the construction project.

Income Taxes

Liberty Renewable Fuels, LLC is treated as a partnership for federal and state income tax purposes, and generally does not incur income taxes. Instead its earnings and losses are included in the income tax returns of its members. Therefore, no provision for liability of federal or state income taxes has been included in these financial statements. The Company has elected a fiscal year end of December 31 for income tax reporting purposes.

Effective January 1, 2008, the state of Michigan has replaced its Single Business Tax with the Michigan Business Tax (MBT). The MBT imposes a 4.95% business income tax and a modified gross receipts tax at the rate of 0.8% for most businesses.

Life Insurance

The Company has secured a $3,000,000 10 year level term life insurance policy on the life of the Company’s Chief Executive Officer as required by the agreement between the Company and the Chief Executive Officer. The yearly cost of the policy is $4,222. The beneficiary of the policy is the Company’s Chief Executive Officer’s estate. The Company will be responsible for the payment of the premium up to the start of ethanol production.

Fair Value of Financial Instruments

The carrying value of cash approximates its fair value.

Recently Issued Accounting Pronouncements

Management has reviewed recently issued, but not yet effective, accounting pronouncements and does not expect the implementation of these pronouncements to have a significant effect on the Company’s financial statements

Deposits
Deposits at December 31, 2007 consist primarily of utility deposits paid to Consumers Energy and construction related deposits paid to ICM.

Going Concern
The Company is currently a development stage enterprise. All losses accumulated since the inception of the business have been considered as part of the development stage activities.

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. Since inception, the Company has been engaged in plant development and pre-operational activities. No revenue has been generated and the Company has incurred losses and negative operating cash flows of $3,668,809 and $1,791,801, respectively, as of December 31, 2007. Continuation of the Company’s existence is dependent on its ability to raise additional capital and achieve sustained profitable operations. Management is actively pursuing additional equity and project financing necessary to complete the project and begin operations. If the additional funds are not secured, the Company will not be able to begin operations. The accompanying financial statements do not include any adjustments that might result from the inability to secure necessary capital.

2. MEMBERS’ EQUITY

The Company was formed on June 21, 2006 to have a perpetual life. The Company was initially capitalized by 31 members who contributed an aggregate of $2,792,250 for 1,241 units. The Company then raised $13,576,000, less offering costs, and accepted subscriptions for 3,394 units under a Private Placement Memorandum which was closed on January 18, 2007. This amount includes $4,000,000 from ICM, $120,000 from its employees and $4,000,000 from Eagle Energy, LLC, an unrelated farmer investment group. The balance of $5,456,000 is from various smaller members.

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

3. NOTE PAYABLE ON LAND CONTRACTS

The Company entered into a land contract with an unrelated party on September 28, 2006, secured by a mortgage on land of 124.07 acres. The principal amount of the note is for $955,000. The note is payable in two installments. The first installment was for $480,000, and was paid on December 16, 2006. This payment was discounted in the financial statements, imputed at a 6% interest rate. The second installment for the balance due is for $475,000 principal plus interest thereon at the rate of 6% per annum beginning January 1, 2007 and shall be due and payable on the earlier of June 1, 2007; or within 10 days after the Company obtains permanent financing for the Company’s intended use of the property as defined in the Buy and Sell Agreement dated August 21, 2006. Although the payment was not made by June 1, 2007 and an agreement for permanent financing was not entered into, the Company did receive a verbal extension for the second installment and this verbal agreement currently remains in force. The second installment will not be due until the permanent financing is obtained according to the verbal extension. Included in general and administrative expense is $14,532 of interest expense from inception through December 31, 2006 and $ 28,499 from inception through December 31, 2007.

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

4. INCOME TAXES

The differences between financial statement basis and tax basis of assets are as follows:

Organizational costs and other items expensed for financial reporting purposes may be capitalized or non- deductible for tax reporting purposes.

The Company, as a LLC, pays no federal income tax. Instead, as unit holders, members will be required to report on their income tax return their allocable share of the income, gains, losses and deductions recognized without regard to whether they receive cash distributions. Therefore, the income, gains, and losses will pass through to the unit holders for income tax purposes.

However, if for any reason the Company were to be required to be taxed as a corporation rather than a partnership, federal income tax payments may be required.

5. SHARE-BASED PAYMENTS

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

The Company adopted the provisions of SFAS 123R at its inception. The compensation expense recognized, as a result of SFAS 123R during the periods ended from inception to December 31, 2006 and December 31, 2007 equals $412,384 and $1,414,094, respectively and reflects compensation expense for all estimated share-based awards granted through December 31, 2006 and December 31, 2007 based on the grant-date fair value.

On June 23, 2006, the Company’s Officers, Steering Committee Members and Finance and Audit Committee members were granted an equity fee, as described below, to compensate them for the additional time and responsibility in fulfilling their roles. The compensation shall be for service during the time period commencing on June 23, 2006, and terminating on the earlier of (i) June 30, 2008 or (ii) the date of the first election following the commencement of ethanol production. The share-based compensation recognized for these officers and committee members from inception through December 31, 2006 and December 31, 2007 was $90,851 and $265,761, respectively. These Class A units shall vest on the later of (i) June 30, 2008 or (ii) at financial close, the point at which the debt portion of the project has been secured from a financial institution and the funds are available to the Company.

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

The share-based compensation for the President and Chief Executive Officer (“CEO”) is from the date of Board approval, August 10, 2006, through 90 days after the start of production. The number of Class A units to be issued to the CEO will be equal to 3% of the total number of Class A and Class B units outstanding at the time of commencement of ethanol production. The Company estimates that 520 Class A units will be granted to the CEO. This is an estimated number since the calculation of 3% of the total number of units to be issued is undeterminable at this time. These units shall vest on the later of (i) the date on which the total number of issued units, at the time the ethanol plant commences ethanol production, are determinable; or (ii) 90 days after the commencement of ethanol production. The amount expensed from inception through December 31, 2006 and December 31, 2007 for the President and CEO share-based compensation was $321,533 and $1,148,333, respectively.

The following table summarizes information about combined stock awards at December 31, 2006 and December 31, 2007:

	Number Granted	Fair Value	Total
President & CEO (est.)	520	$3,180	$1,653,600
Officers	60	3,180	190,800
Steering Committee	42	3,180	133,560
Finance and Audit Committee	8	3,180	25,440
Total	630		$2,003,400

The Class A unit awards described above will be granted to the appropriate Members who will begin with an opening balance of zero in their capital account. Distributions will be made in accordance with each Member’s capital account balances upon liquidation. There are no other outstanding options, warrants or rights for the issuance of securities for any other party or individual.

The Company, with the assistance of Stout Risius Ross, Inc., an independent valuation firm, estimated the fair value of the unit awards at the date of grant utilizing the Black-Scholes Formula and the following assumptions:

• Effective term	10 years

• Volatility factor	75.0%

• Risk Free Interest Rate	4.5%

• Dividend Yield	0.0%

6. LEASES

The Company leases an office from its chief financial officer, under an operating lease on a month to month basis. The agreement requires monthly payments of $500 plus utilities and services. From inception through December 31, 2006 and December 31, 2007, the Company recorded rent expense of $2,839 and $13,142, respectively.

7. COMMITMENTS AND CONTINGENCIES

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

The remaining $8,400,000 of the initial 10% down payment has been deferred. During the year ended December 31, 2007, $4,232,162 of the $5,000,000 in down payments made by the Company was applied against invoices by ICM. The balance of down payments as of December 31, 2007 total $767,838.

Letter of Credit and Subcontract Commitment

On January 3, 2007 the Company executed a letter of credit agreement with Fifth Third Bank for work to be performed by a subcontractor under the Company’s contract with Wilcox Design—Build, LLC. Under this agreement, the Company placed cash of $1,634,000 into a restricted demand deposit account as cash collateral for the Company’s obligations to Fifth Third Bank, including, but not limited to, the letter of credit agreement. As of December 31, 2007 $352,099 remains as restricted cash collateral.

Due to a lack of funding for work performed in November 2007, Wilcox Design - Build, LLC has ordered their subcontractors to stop work on the project. Several of these subcontractors have filed liens on the project. Management expects to obtain financing in the near term, which will allow for the payment of waivers of $1,434,719 plus retainage of $300,836 to Wilcox Design Build, LLC and liens to be issued and the work to commence once again. In March 2008, an agreement was reached between the Company, ICM and the Wilcox subcontractors in which ICM agreed to pay the Company who, in turn, paid Wilcox $906,034 of the November 2007 progress billing. This amount is approximately one-half of the amounts due and owing to the Wilcox subcontractors. In exchange for the payment, the Wilcox subcontractors have agreed that they will not terminate their subcontracts, file suit against the Company to collect additional amounts due, or foreclose on the liens for a period of 180 days.

Consulting and Other Contracts: related parties

In July 2006, the Company entered into an agreement with a related party, a manager, Muchmore, Harrington, Smalley and Associates, for consulting services related to the Company’s permitting process. The agreement was terminated. The agreement required monthly payments of $3,500. From inception through December 31, 2006 and December 31, 2007 the Company paid $21,000 and $59,500, respectively for these services.

 In October 2006, the Company entered into an agreement with a related party, a manager, Wilson C. Lauer, to purchase conservation development rights for a one time payment of $50,000. The development rights purchase was required by the State of Michigan to release a parcel of land purchased by the Company from a farmland perseveration agreement. The cost of these development rights has been recorded as Land.

In July 2006, the Company entered into an agreement with a related party, a manager, Kathleen Rahm Fiscus, for consulting services relating to the Company obtaining grants at the federal, state and local levels. The agreement requires monthly payments on a time and travel basis. The agreement is not active. From inception through December 31, 2006 and December 31, 2007 the Company paid $11,618 for these services.

In August 2006, the Company entered into an agreement with a related party, Earthscape Resource Management which is partially owned by Scott Daniel Everett, a manager, for consulting services as a liaison between the Company and local municipalities and agencies. The agreement was terminated. The agreement required monthly payments on a time and travel basis. From inception through December 31, 2006 and December 31, 2007 the Company paid $18,189 and $48,689, respectively for these services.

In August 2006, the Company entered into a management consulting agreement with a related party, Thomas Edward Pumford Jr., to perform internal accounting functions and matters related to our financial transactions and reporting requirements. During the term of this agreement, a consulting fee of $4,500 per month is to be paid upon presentation of invoices for services. This agreement may be terminated by either party at anytime, for just cause, during its duration upon 10 days written notice. The agreement was terminated on February 19, 2008, effective February 29, 2008. From inception through December 31, 2006 and December 31, 2007, the Company paid $22,500 and $76,978, respectively for these services.

In October 2006, the Company entered into a management consulting agreement with a related party, David Moeberg Skjaerlund, to provide management services in the capacity of the CEO. The agreement requires the Company to issue a number of Class A units to the CEO equal to 3% of the total number of Class A and Class B units outstanding at the time of commencement of ethanol production. The agreement is for the period from the effective date of the agreement until 90 days after the commencement of ethanol production. The Company secured a $3,000,000 10- year level term life insurance policy on the life of the Company’s Chief Executive Officer. The beneficiary of the policy is the CEO’s estate. The yearly cost of the policy is $4,222. The Company will be responsible for the payment of the premium up to the start of ethanol production. If the CEO dies before the commencement of ethanol production, the CEO’s personal representative shall have the option to purchase the number of Class A units equal to 3% of the total number of Class A and Class B units issued by the Company. The unit price to be paid by the CEO’s personal representative shall be the unit price paid for the purchase units prior to or nearest in time to the CEO’s death. The Company may terminate the agreement only if the related party is in breach of the contract or becomes permanently incapacitated. The termination of the agreement by the Company must also be approved by majority of the Board of Managers.

In October 2006, the Company signed a non-binding Letter of Intent (LOI) with a related party, Clifford Vennix, a manager, to purchase Auburn Bean and Grain Company, a Michigan corporation, and its real estate owned by KMA Group, LLC. The LOI expired in 2007. The previously entered into agreements with Auburn Bean & Grain and Cooperative Elevator have been terminated pursuant to their terms.

As of July 13, 2007, the Company received proceeds of $380,000 from the issuance of Promissory Notes to individuals on the Board of Managers. These Promissory Notes will be paid at the earlier of (i) the closing of a bridge loan; (ii) the financial close, or (iii) April 2008, at which time a payment of $200,000 will be made with the balance of $180,000 being paid in July 2008. These notes bear interest at the rate of 20% per annum. As of December 2007, the Company received proceeds from four managers totaling $17,500 that were used to fund the refundable due diligence fee to explore a financing option.

On July 20, 2007, the Company executed a promissory note payable to ICM in the principal amount of $1,200,000 to provide interim financing of the Company’s operations. The outstanding principal amount of the note and all accrued and unpaid interest was payable on October 15, 2007. The note carried an interest rate of 12% per annum and the Company could prepay the note without penalty. The note was personally guaranteed by the Company’s CEO, David Skjaerlund. As stated in the Form 8-K filed on September 24, 2007, on August 13, 2007, the Company entered into an amended loan and security agreement with ICM to establish a $10,000,000 revolving line of credit, which included any remaining balance of the $1,200,000 note. The line of credit carries an interest rate of 12% per annum and matured on November 1, 2007 unless the Company closed on its offering in the minimum amount of $50,000,000 prior to the maturity date. In that case, the Company was to repay the loan from proceeds of such offering within 5 business days of its receipt of such funds. Otherwise, all outstanding principal and interest was due and payable on November 1, 2007. The line of credit is secured by all of the Company’s assets and is personally guaranteed by the Company’s CEO, David Skjaerlund. Effective November 1, 2007, an amendment to the Loan and Security Agreement and Promissory Note was executed to extend the maturity date of the note from November 1, 2007 to December 15, 2007. Pursuant to the amendment, ICM will approve and authorize all subcontractor work at the facility. As of December 31, 2007, the promissory note had not been paid, renewed, or extended. However, in March 2008, a second amendment to the amended loan and security agreement was executed that increased the borrowings on the revolving line of credit to $11,250,000 and extended the due date to May 1, 2008.

Consulting and Other Contracts: unrelated parties

During the course of the year, the Company entered into various agreements with unrelated parties for consulting services related to the Company’s marketing of ethanol and dry distillers grains, consulting services to outline the Company’s options in considering bio-diesel and the exploration of synergistic projects that would complement a bio-energy park concept, and consulting services to provide industry related and other professional services and administrative services These agreements vary in length and have been terminated based on the agreements. Monthly payments for services and for reasonable travel expenses are required. From inception through December 31, 2006 and December 31, 2007 the Company paid in total $24,563 and $175,283, respectively for these services.

In August 2006, the Company entered into an agreement with an unrelated party for administrative consultant services. The agreement may be terminated by either party upon 10 days written notice and the agreement was not renewed on March 1, 2008. The agreement requires monthly payments of $3,000. From inception through December 31, 2006 and December 31, 2007 the Company paid $15,499 and $56,159, respectively for these services.

In December 2006, the Company entered into an agreement with an unrelated party for the design of the Company’s grain handling system. The agreement was for $24,200 with a $3,500 retainer, which was paid on February 1, 2007. The scope of the work is currently in progress. As of December 31, 2007 the Company paid $19,852 for these services.

In January 2007, the Company entered into an agreement with an unrelated party for the development of a financial forecast to assist in the procurement of the required bank financing for project completion. The amount of this agreement is for $22,500 and the scope of work has been completed. As of December 31, 2007 the Company paid approximately $27,015 for the services.

In February 2007, the Company entered into an agreement with an unrelated utility company to provide for natural gas facilities for unusual facility requirements for the operations of the Company’s plant. The agreement may be terminated at any time by mutual agreement of both parties. The agreement calls for the Company to pay the utility company a total of $2,481,000. Of this total amount of $2,481,000, $2,480,300 is subject to refund while the remaining $700 is a non-refundable contribution. Upon execution of the agreement, the Company paid $343,000 to the utility company. The agreement provides for a second installment of $1,311,000 to be paid to the utility company by June 2007. The agreement also calls for the third and final installment of $827,000 to be paid to the utility company in October 2007. The second and third installments have been indefinitely deferred by the Company. The utility company shall refund all or a portion of the refundable portion of the deposit over a period of five (5) years based on gas consumption from the date the construction of the Company’s facilities is completed. The refunds shall not exceed the refundable deposit and the deposit shall not bear interest. Calculations of the revenue shall exclude gas cost recovery charges, surcharges, and sales tax. The utility company shall calculate estimates of revenues upon which refunds shall be issued. The utility company shall refund to the Company 100% of the incremental increase in the amount of actual revenue paid to the utility company over the base revenue within 45 days of the end of the first complete 12-month period following the date on which construction of the Company’s facilities was completed. The increase shall be calculated by reviewing the revenue received during the 24-month period ending the month prior to the completion of construction of the Company’s facilities divided by two, which amount shall be defined as the “Base Revenue.” The utility company shall refund to the Company 100% of the incremental revenue increase over the Base Revenue for each of the following four successive 12-month periods following the date on which construction of the Company’s facilities was completed. The utility company shall also retain any portion of the refundable deposit remaining at the end of the fifth 12-month period following the date on which construction of the Company’s facilities was completed, and no further refund(s) will be paid.

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

 In July 2007, the Company entered into an agreement with an unrelated party to gain membership in the Ethanol Promotion and Information Council, a nonprofit corporation that promotes the ethanol industry. The agreement states that the Company agrees to pay the unrelated party $10,000 upon financial close. Upon receipt of the membership fee, membership is immediate and will be effective for 12 months from the date production begins with an option for renewal. The dues will be waived for the first three months of production and a discounted rate of $0.0025 per gallon for non-denatured production gallons will be in effect for the remaining nine months of the first year of membership. A standard rate of $0.005 per gallon for non-denatured production gallons will become effective following the first 12 months of production with the continuation of membership. In the first 12 months, monthly membership fees will be credited to the Company up to the amount of the Company’s initial $10,000 fee. After this amount has been reached, the Company will begin to receive monthly invoices. Upon the Company’s membership becoming effective, the Company will be allowed one vote in the affairs of the unrelated party and will be eligible for the election of the board of directors and/or appointment to certain committees.

  In August 2007, the Company entered into an agreement with an unrelated party to provide consulting services. The agreement commenced on August 1, 2007 and ended on September 1, 2007. The agreement states that the unrelated party will be paid by the Company at a rate of $50,000 per month. The service provider was to be reimbursed for reasonable expenses. From inception through December 31, 2007, the Company paid $50,000 for these services.

In August 2007, the Company entered into a letter of intent with an unrelated party for the detailed design and construction services of the grain handling package for the Company’s new ethanol plant currently under construction. Before a contract with the unrelated party can be executed, certain details of the project have to be developed and defined. The letter of intent authorizes the unrelated party to act on behalf of the Company and allows progress on the project to the extent desired and authorized by the Company. The unrelated party will proceed with such work on a cost plus 10% overhead and 6% commission fee basis plus professional service charge rates. The initial total limit of the letter of intent, without extension, is $1,000,000. If costs beyond the limit become warranted prior to the signing of the project contract, written authorization must be obtained to extend the letter of intent before proceeding with commitments beyond the initial total limit. An initial down payment of $200,000 was made by the Company upon execution of the letter of intent. Thereafter, the Company will be billed by the unrelated party on a monthly basis. On October 15, 2007, the Company entered into a letter of intent extension with an unrelated party for the detailed design and construction services of the grain handling package for the Company’s new ethanol plant currently under construction. The extension increased the total limit of the original letter of intent to $4,000,000 from $1,000,000. The letter of intent extension also authorized the unrelated party to make additional procurement commitments on the Company’s behalf up to an additional $3,000,000 limit based on the Company’s review and approval of specific project items over $50,000 in value. As of December 31, 2007 $ 358,550 was paid and $1,396,121 remains in accounts payable.

In September 2007, the Company entered into an agreement effective July 1, 2007, with an unrelated party to provide industry related and other professional services. The agreement commenced on July 1, 2007 and ended on September 30, 2007. The agreement states that the unrelated party will be paid by the Company at a rate of $3,500 per month. The service provider will also be reimbursed for reasonable expenses including mileage for attending meetings at locations other than the Company’s office and meals, lodging and other travel expenses for overnight trips. From inception through December 31, 2007, the Company paid $16,513 for these services.

Donations for Charitable Purposes

The Board of Managers shall implement the governing principle of reinvestment back to the community-at-large through charitable giving. Prior to the distribution of Net Cash Flow (as defined in the Company Agreement) to the holders of our units and subject to the terms and conditions of any applicable loan covenants and restrictions or early debt retirement, the Board of Managers, in their sole discretion, shall endeavor to provide donations of Net Cash Flow for charitable, religious, educational, scientific, literary, or public safety purposes, with a priority given to supporting our youth leadership programs, college scholarships, county farmland preservation programs and global relief efforts. The Board of Managers may establish a foundation to receive the donations for the purpose of building a capital endowment fund for future charitable giving. The amount of donations for charitable purposes shall not exceed the following percentage of Net Cash Flow for the fiscal year in which the donation is made, determined as follows: the projected percentage of return on investment for the fiscal year to unit holders divided by 10.

Until the point in time when the cumulative distribution of profits to members that purchased units from the Company is equal to the initial capital contribution by such members, the amount of charitable donations shall not exceed 2% of the Net Cash Flow in any fiscal year.

Grain Origination Agreements

 Brown Milling, Inc.

In October 2006, the Company entered into a grain origination agreement with Brown Milling Inc., a related party, which operates grain elevators in Shepherd, Rosebush and Delwin Michigan. The Company will be able to purchase all of the corn that Brown Milling markets. The agreement is effective as of January 1, 2008 for an initial term of four years (which expiration date is subject to automatic one year extensions if not terminated six months prior to expiration). The agreement gives the Company a first right of purchase on any corn that Brown Milling proposes to sell. The agreement also gives the Company the right to purchase corn that any third party proposes to purchase from Brown Milling. The Company is obligated to pay Brown Milling an annual fee of $35,000 at the beginning of each year as well as a per bushel fee. The fee for 2008 in the amount of $35,000 has not been paid as of March 31, 2008. Ron Brown, President of Brown Milling, also serves on the Company’s Board of Managers.

Auburn Bean & Grain Co. and Cooperative Elevator Co.

We have previously entered into agreements with Auburn Bean & Grain Co. and Cooperative Elevator Co. relating to the acquisition of Auburn and the purchase of grain from Cooperative Elevator. Both of these agreements have been terminated pursuant to their terms.

8. SUBSEQUENT EVENTS

Status of Debt Financing

As of January 21, 2008, the nonbinding term sheet with Farm Credit Services of Grand Forks was terminated. The Company continues to pursue other alternative methods of debt financing.

Status of Cooperative Elevator & Auburn Bean & Grain Co. Agreements

We have previously entered into agreements with Auburn Bean & Grain Co. and Cooperative Elevator Co. relating to the acquisition of Auburn and the purchase of grain from Cooperative Elevator. Both of these agreements have been terminated pursuant to their terms.

Status of ICM Loan and Security Agreement and Promissory Note:

As of March 31, 2008, these documents have been amended to increase the borrowings to $11,250,000 and extend the due date to May 1, 2008. Due to a lack of funding from the Public Offering, which has impeded the Company’s ability to pay outstanding invoices of $43,273,198, plus retainage of approximately $2,400,000, ICM has brought construction on the site to a natural stopping point. Management expects to obtain the necessary project financing in the near term to allow for their invoices to be paid and construction to resume.

Status of Wilcox Subcontract Commitment

Due to a lack of funding for work performed in November 2007, Wilcox Design - Build, LLC has ordered their subcontractors to stop work on the project. Several of these subcontractors have filed liens on the project. Management expects to obtain financing in the near term, which will allow for the payment of waivers of $1,434,719 plus retainage of $300,836 to Wilcox Design Build, LLC and liens to be issued and the work to commence once again. In March 2008, an agreement was reached between the Company, ICM and the Wilcox subcontractors in which ICM agreed to pay the Company who, in turn, paid Wilcox $906,034 of the November 2007 progress billing. This amount is approximately one-half of the amounts due and owing to the Wilcox subcontractors. In exchange for the payment, the Wilcox subcontractors have agreed that they will not terminate their subcontracts, file suit against the Company to collect additional amounts due, or foreclose on the liens for a period of 180 days.

Status of Lease Agreement:

As of February 19, 2008, the Company has given 30 days notice to terminate its lease and has moved its administrative operations to the project site in Ithaca, Michigan.

Member Note Payable

On March 22, 2008, the Company issued a note payable to its current Manager on the Board of Managers in the amount of $21,458. This note is to pay in full business expenses incurred on behalf of the Company by David Skjaerlund from March 2006 to the 1st quarter of 2008. This note bears interest at twenty percent (20%) per annum and is due and payable on December 20, 2008.

Termination/Resignations

On March 20, 2008, Thomas Pumford was removed from the office of Secretary of the Company, effective immediately, pursuant to a vote of the Board of Managers of the Company. The Board of Managers appointed Scott Everett as the new Secretary of the Company, effective immediately. Also on March 20, 2008, Mr. Pumford was removed from the office of Treasurer of the Company, effective April 15, 2008, pursuant to a vote of the Board of Managers of the Company. The Board of Managers appointed Scott Crumbaugh as the new Treasurer of the Company, effective April 15, 2008. Mr. Pumford continues to serve as a Manager of the Company.

On March 23, 2008, Mr. Dennis Muchmore resigned his office as a Vice President of the Company. Mr. Muchmore continues to serve as a Manager of the Company.

On March 25, 2008, Mr. Robert Kennedy resigned his office as a Vice President of the Company. Mr. Kennedy continues to serve as a Manager of the Company.

On March 25, 2008, Mr. Darryl Fowler resigned as a member of the Steering Committee of the Company and as chairman of and a member of the Finance and Audit Committee of the Company. Mr. Fowler continues to serve as a Manager of the Company.

INDEX TO EXHIBITS

10.1	Letter of intent dated August 22, 2006 between Liberty Renewable Fuels LLC and ICM, Inc.

10.2	Standard Form of Agreement Between Owner and Design-Builder dated December 19, 2006 between Liberty Renewable Fuels LLC and Wilcox, LLC.

10.3	Standard Form of General Conditions of Contract Between Owner and Design-Builder dated December 19, 2006 between Liberty Renewable Fuels LLC and Wilcox LLC.

10.4	Corn Marketing Agreement dated October 27, 2006 between Liberty Renewable Fuels LLC and Cooperative Elevator Co.

10.5	Corn Purchase and Sale Agreement dated October 27, 2006 between Liberty Renewable Fuels LLC and BMI Milling, Inc.

10.6	Letter of intent dated October 27, 2006 among Liberty Renewable Fuels LLC, Auburn Bean and Grain Co. and the KMA Group, L.L.C.

10.7	Employment Agreement dated October 19, 2006 between Liberty Renewable Fuels LLC and David M. Skjaerlund

10.8	Retainer Agreement dated July 10, 2006 between Liberty Renewable Fuels LLC and Muchmore Harrington Smalley & Associates, Inc.

10.9	Service Contract dated August 1, 2006 between Liberty Renewable Fuels LLC and Thomas E. Pumford, Jr.

10.10	Service Contract dated August 15, 2006 between Liberty Renewable Fuels LLC and Sky Strategies

10.11	Client Contract dated August, 2006 between Liberty Renewable Fuels LLC and Earthscape Resource Management

10.12	Service Contract dated October 30, 2006 between Liberty Renewable Fuels LLC and Peter Baker

10.13	Letter agreement dated July 14, 2006 between Liberty Renewable Fuels LLC and PlanScape Partners

10.14	Settlement Agreement dated June 23, 2006 between Liberty Renewable Fuels LLC and REC

10.15	Business Loan Agreement dated January 3, 2007 between Liberty Renewable Fuels LLC and Fifth Third Bank

10.16	Deposit Account Control Agreement dated January 3, 2007 between Liberty Renewable Fuels LLC and Fifth Third Bank

10.17	Form of Letter of Credit Form dated January 9, 2007 issued by Fifth Third Bank for the benefit of Wilcox Design-Build LLC

10.18	Service Contract dated February 5, 2007 between Liberty Renewable Fuels LLC and Jake Hirschman

10.19	Letter Agreement dated January 2, 2007 between Liberty Renewable Fuels LLC and Clifton Gunderson LLP

10.20	Agreement Between Owner and Design/Builder on the Basis of a Stipulated Price dated April 18, 2007 between ICM, Inc. and Liberty Renewable Fuels, LLC

10.21	General Conditions of the Contract between Owner and Design/Builder dated April 18, 2007

10.22	Marketing Agreement dated June 25, 2007, by and between Liberty Renewable Fuels LLC and Zeeland Farm Services, Inc.

10.23	Ethanol Purchase and Marketing Agreement date June 25, 2007, by and between Liberty Renewable Fuels, LLC and C&N Ethanol Marketing Corporation

10.24	Form of Lock-In Agreement between Liberty Renewable Fuels LLC and certain members and significant equity holders of Liberty

10.25	Promissory Note dated July 20, 2007, in the principal amount of $1,200,000 by Liberty Renewable Fuels LLC, as Borrower, in favor of ICM, Inc., as Lender.

10.26	Facilities Agreement Executed in May 2007, between Consumers Energy and Liberty Renewable Fuels, LLC for Provision of Extraordinary Facilities For High Voltage Distribution Service

10.27	Agreement Executed in February 2007, between Consumers Energy and Liberty Renewable Fuels, LLC for Provisions of Natural Gas Facilities for Unusual Facilities Requirements

10.28	Service Contract with Carolyn Pumford Dated July 15, 2007

10.29	Service Contract with EnerJy Resources, L.L.C. Dated July 16, 2007

10.30	Membership Agreement with Ethanol Promotion and Information Council Dated July 10, 2007

10.31	Service Contract with Jake Hirshman Dated July 1, 2007

10.32	Independent Contractor Agreement with The John Truscott Group, L.L.C. Dated August 1, 2007

10.33	Service Contract with Rod Davidson Dated August 6, 2007

10.34	Service Contract with Greg Cochran Dated July 30, 2007

10.35	Letter of Intent with Hogenson Construction Company Dated August 13, 2007

10.36	Letter of Intent Extension with Hogenson Construction Company Dated October 15, 2007

10.37	First Amendment to ICM, Inc. Amended Loan and Security Agreement and Promissory Note

10.38*	Second Amendment to ICM, Inc. Amended Loan and Security Agreement and Promissory Note

10.39*	Service Contract Termination with Thomas E. Pumford, Jr., Dated November 5, 2007

10.40*	Service Contract Termination with Jennifer Clark a/k/a EnerJy Resources, L.L.C., Dated November 5, 2007

10.41*	Service Contract Termination with Greg Cochran. Dated November 21, 2007

10.42*	Service Contract Termination with Earthscape Resource Management. Dated November 5, 2007

10.43*	Service Contract Termination with Liberty Renewable Fuels LLC and Muchmore Harrington Smalley & Associates, Inc. Dated November 5, 2007

10.44*	Service Contract Termination with Liberty Renewable Fuels LLC and Peter Baker, Dated November 5, 2007

10.45*	Service Contract with Jennifer Clark, Dated December 6, 2007, Effective from December 10, 2007 to December 31, 2007

10.46*	Service Contract with Jennifer Clark, Dated January 3, 2008, Effective from January 3, 2008 to January 31, 2008

10.47*	Service Contract with Thomas E. Pumford, Jr., Dated December 12, 2007, Effective from December 10, 2007 to December 31, 2007

10.48*	Service Contract with Thomas E. Pumford, Jr., Dated January 11, 2008, Effective from January 2, 2008 to February 29, 2008

10.49*		Consulting Agreement with Robert J. Kruckemeyer, Dated December 3, 2007, Effective from January 3, 2008 to January 31, 2008

10.50*		Promissory Note dated March 22, 2008, in the principal amount of $21,475.85, by Liberty Renewable Fuels LLC, as Borrower, in favor of David Skjaerlund, as Lender.

10.51*		Promissory Note dated December 19, 2007, in the principal amount of $5,000, by Liberty Renewable Fuels LLC, as Borrower, in favor of Apple Investing, L.L.C., as Lender.

10.52*		Promissory Note dated December 17, 2007, in the principal amount of $5,000, by Liberty Renewable Fuels LLC, as Borrower, in favor of Matthew Dutcher, as Lender.

10.53*		Promissory Note dated December 20, 2007, in the principal amount of $5,000, by Liberty Renewable Fuels LLC, as Borrower, in favor of David Skjaerlund, as Lender.

10.54*		Promissory Note dated December 19, 2007, in the principal amount of $2,500, by Liberty Renewable Fuels LLC, as Borrower, in favor of Wilson C. Lauer, as Lender.

10.55*		Promissory Note dated July 3, 2007, in the principal amount of $150,000, by Liberty Renewable Fuels LLC, as Borrower, in favor of Matthew Dutcher, as Lender.

10.56*		Promissory Note dated July 6, 2007, in the principal amount of $200,000, by Liberty Renewable Fuels LLC, as Borrower, in favor of Donald Miller, as Lender.

10.57*		Promissory Note dated July 10, 2007, in the principal amount of $10,000, by Liberty Renewable Fuels LLC, as Borrower, in favor of Darryl Fowler, as Lender.

10.58*		Promissory Note dated July 25, 2007, in the principal amount of $20,000, by Liberty Renewable Fuels LLC, as Borrower, in favor of Dennis Muchmore, as Lender.

10.59*		Service Contract with Jennifer Clark, Dated January 31, 2008, Effective from February 1, 2008 to February 28, 2008.

10.60*		Service Contract termination letter for Thomas E. Pumford, Jr., dated February 19, 2008, effective February 29, 2008.

23.1*		Consent of Stout Risius Ross, Inc. dated March 26, 2008

23.2*		Consent of Kennedy & Coe, LLC dated March 26, 2008

31.1*		Certification of Chief Executive Officer under Securities Exchange Act Rules 13a-14 or 15d-14

31.2*		Certification of Chief Financial Officer under Securities Exchange Act Rules 13a-14 or 15d-14

	*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 31st day of March, 2008.

LIBERTY RENEWABLE FUELS LLC

Date: April 15, 2008	By:	/s/ David Skjaerlund
David Skjaerlund
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

LIBERTY RENEWABLE FUELS LLC

Date: April 15, 2008	By:	/s/ David Skjaerlund
David Skjaerlund President and Chief Executive Officer (Principal Executive Officer)/Manager

Date: April 15, 2008	By:	/s/ Scott W. Crumbaugh
Scott W. Crumbaugh Treasurer and Chief Financial Officer/Manager

Date: April 15, 2008	By:	/s/ Wilson C. Lauer
Wilson C. Lauer Vice President/Manager

Date: April 14, 2008	By:	/s/ Matthew Allan Dutcher
Matthew Allan Dutcher Vice President/Manager

Date: April 15, 2008	By:	/s/ Scott Daniel Everett
Scott Daniel Everett Secretary/Manager

Date: April 14, 2008	By:	/s/ John David Blank
John David Blank Manager

Date: April 15, 2008	By:	/s/ Todd Alan Brink
Todd Alan Brink Manager

Date: April 14, 2008	By:	/s/ Ronald Jay Brown
Ronald Jay Brown Manager

Date: April 14, 2008	By:	/s/ Paul Early
Paul Early Manager

Date: April 14, 2008	By:	/s/ Robert James Guse, Jr.
Robert James Guse, Jr. Manager

Date: April 14, 2008	By:	/s/ Donald August Haske
Donald August Haske Manager

Date: April 15, 2008	By:	/s/ Samuel Crawford Hawkins
Samuel Crawford Hawkins Manager

Date: April 15, 2008	By:	/s/ Dennis Philip Heffron
Dennis Philip Heffron Manager

Date: April 14, 2008	By:	/s/ Keith Duane Kirkdorfer
Keith Duane Kirkdorfer Manager

Date: April 14, 2008	By:	/s/ Eldridge Leo Lawson, Jr.
Eldridge Leo Lawson, Jr. Manager

Date: April 14, 2008	By:	/s/ Norman Mihills
Norman Mihills Manager

Date: April 14, 2008	By:	/s/ Lloyd Donald Miller
Lloyd Donald Miller Manager

Date: April 14, 2008	By:	/s/ Gail Peterson
Gail Peterson Manager

Date: April 11, 2008	By:	/s/ Nick Totzke
Nick Totzke Manager

Date: April 14, 2008	By:	/s/ Benjamin O. Yantis
Benjamin O. Yantis Manager